Form 10QSB
period 2007-05-31
ELKO VENTURES INC.
filed 2007-07-16
CIK 1393283

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934


                        For the Period ended May 31, 2007

                        Commission File Number 333-141426


                               ELKO VENTURES INC.
                 (Name of small business issuer in its charter)

        Nevada                                                   20-8425158
(State of incorporation)                                (IRS Employer ID Number)

                                  650 Ruby Way
                            Crescent Valley, NV 89821
                                  (775)201-6669
          (Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 2,400,000 shares of Common Stock outstanding as of May 31, 2007.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                   As of                As of
                                                                May 31, 2007      February 28, 2007
                                                                ------------      -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $  9,728             $  4,485
                                                                  --------             --------
TOTAL CURRENT ASSETS                                                 9,728                4,485
                                                                  --------             --------

      TOTAL ASSETS                                                $  9,728             $  4,485
                                                                  ========             ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                               $    300             $     --
                                                                  --------             --------
TOTAL CURRENT LIABILITIES                                              300                   --

TOTAL LIABILITIES                                                      300                   --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000
   shares authorized; 2,400,000 shares issued and
   outstanding as of May 31, 2007 and February 28, 2007)             2,400                2,400
  Additional paid-in capital                                         9,600                9,600
  Stock Subscriptions Received                                       9,000
  Deficit accumulated during development stage                     (11,572)              (7,515)
                                                                  --------             --------
TOTAL STOCKHOLDERS' EQUITY                                           9,428                4,485
                                                                  --------             --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $  9,728             $  4,485
                                                                  ========             ========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                February 5, 2007
                                            Three Months          (inception)
                                               ended                through
                                            May 31, 2007          May 31, 2007
                                            ------------          ------------
REVENUES
  Revenues                                  $        --           $        --
                                            -----------           -----------
TOTAL REVENUES                                       --                    --

OPERATIONG EXPENSES
  Mineral Exploration Expense                        --                 7,000
  Office and Administration                       2,057                 2,572
  Professional Fees                               2,000                 2,000
                                            -----------           -----------
TOTAL OPERATING EXPENSES                         (4,057)              (11,572)
                                            -----------           -----------

NET INCOME (LOSS)                           $    (4,057)          $   (11,572)
                                            ===========           ===========

BASIC EARNINGS PER SHARE                    $     (0.00)
                                            ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    2,400,000
                                            ===========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
             From February 5, 2007 (Inception) through May 31, 2007
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated
                                                       Common    Additional       Stock         During
                                          Common       Stock      Paid-in     Subscriptions   Development
                                          Stock        Amount     Capital       Receivable       Stage         Total
                                          -----        ------     -------       ----------       -----         -----
BALANCE, FEBRUARY 5, 2007                      --     $    --     $    --                      $      --     $     --

Stock issued for cash on February 5,
 2007 @ $0.005 per share                2,400,000       2,400       9,600                                      12,000

Net loss, February 28, 2007                                                                       (7,515)      (7,515)
                                       ----------     -------     -------        -------       ---------     --------

BALANCE, FEBRUARY 28, 2007              2,400,000     $ 2,400     $ 9,600                      $  (7,515)    $  4,485
                                       ==========     =======     =======        =======       =========     ========

Stock Subscription                                                                 9,000

Net loss, May 31, 2007                                                                            (4,057)      (4,057)
                                       ----------     -------     -------        -------       ---------     --------

BALANCE, MAY 31, 2007                   2,400,000     $ 2,400     $ 9,600        $ 9,000       $ (11,572)    $  9,428
                                       ==========     =======     =======        =======       =========     ========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                     February 5, 2007
                                                                   Three Months        (inception)
                                                                      ended              through
                                                                   May 31, 2007        May 31, 2007
                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $ (4,057)           $(11,572)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Due to a Director                              300                 300
                                                                     --------            --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (3,757)            (11,272)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                 --               2,400
  Stock Subscriptions                                                   9,000               9,000
  Additional paid-in capital                                               --               9,600
                                                                     --------            --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           9,000              21,000
                                                                     --------            --------

NET INCREASE (DECREASE) IN CASH                                         5,243               9,728

CASH AT BEGINNING OF PERIOD                                             4,485                  --
                                                                     --------            --------
CASH AT END OF PERIOD                                                $  9,728            $  9,728
                                                                     ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                           $     --            $     --
                                                                     ========            ========
  Income Taxes                                                       $     --            $     --
                                                                     ========            ========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2007


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Elko Ventures Inc. (the Company) was incorporated under the laws of the State of Nevada on February 5, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a February 28, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective July 10, 2006 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2007


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending November 30, 2006. Management believes that the adoption of this Statement will not have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company believes that the implementation of this standard will not have a material impact on its financial position, results of operations or cash flows.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2007


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 13 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending November 30, 2006. The Company believes that the implementation of this standard will not have a material impact on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of SFAS 123 (R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123 (R) `s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term `conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement
Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal year beginning after December 15, 2005.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2007


NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The Company had no operations during the period from February 5, 2007 (inception) to May 31, 2007 and generated a net loss of $11,572. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $9,728 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 2,000,000 shares for sale at $.03 per share to raise capital of $60,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Beginning March 1, 2007 the Company has been paying a director $100 per month for use of office space and services. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available.

Thus they may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Matt Wayrynen and David Wolfin, the officers and directors of the Company, will not be paid for any underwriting services that they perform on behalf of the Company with respect to the Company's upcoming SB-2 offering. They will also not receive any interest on any funds that they advance to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2007


NOTE 6. INCOME TAXES

                                                              As of May 31, 2007
                                                              ------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 11,572
     Other                                                                0
                                                                   --------
     Gross deferred tax assets                                        3,934
     Valuation allowance                                             (3,934)
                                                                   --------

     Net deferred tax assets                                       $      0
                                                                   ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of May 31, 2007, the Company has a net operating loss carryforward of approximately $11,572. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On February 5, 2007 the Company issued a total of 2,400,000 shares of common stock to one director for cash at $0.005 per share for a total of $12,000.

As of May 31, 2007 the Company had 2,400,000 shares of common stock issued and outstanding.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2007


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2007:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,400,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at May 31, 2007 was $9,728. In order to satisfy our cash requirements we were required to complete our offering of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on April 2, 2007. Subsequent to our May 31, 2007 financials statements, we completed and closed our SB-2 offering on June 28, 2007 selling a total of 2,000,000 shares at $.03 per share to raise $60,000.

Our plan of operation for the twelve months is to complete the three phases of the exploration program. In addition to the $50,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $10,000 on professional fees, including fees associated with reporting obligation compliance, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $60,000, which is the amount raised in our offering.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to February 5, 2007, we had no revenues and incurred net operating losses of $11,572, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception through May 31, 2007 was $12,000, raised from the private sale of stock to an officer and director.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATION

The following work program has been recommended by the consulting geologist who prepared the geology report on our property.

PHASE 1

Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive              $  9,500

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. Included in this estimated cost is
transportation, accommodation, board, grid installation,
two geophysical surveys, maps and report                            10,500

PHASE 3

Induced polarization survey over grid controlled anomalous
area of interest outlined by Phase 1&2 fieldwork. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, detailed maps and reports               30,000
                                                                  --------

                                                      Total       $ 50,000
                                                                  ========

Each phase following phase 1 is contingent upon favorable results from the previous phase.

We plan to commence Phase 1 of the exploration program on the claims in the summer of 2007. We expect this phase to take 15 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $10,500 and will take approximately 10 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following phase two of the exploration program, if it proves successful, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $30,000 and will take approximately 20 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing the second phase of our exploration program in fall 2007 and phase 3 in Spring 2008. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our February 28, 2007 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-141426.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a February 28, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 5, 2007 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, filed under SEC File Number 333-141426, at the SEC website at www.sec.gov:

     Exhibit
     Number                           Description
     ------                           -----------

       3.1         Articles of Incorporation*
       3.2         Bylaws*
      31.1         Sec. 302 Certification of Principal Executive Officer
      31.2         Sec. 302 Certification of Principal Financial Officer
      32.1         Sec. 906 Certification of Principal Executive Officer
      32.2         Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 16, 2007              Elko Ventures Inc., Registrant


                           By: /s/ Matt Wayrynen
                              --------------------------------------------------
                              Matt Wayrynen, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer & Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 16, 2007              Elko Ventures Inc., Registrant


                           By: /s/ Matt Wayrynen
                              --------------------------------------------------
                              Matt Wayrynen, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer & Director