Form 10QSB
period 2007-11-30
ELKO VENTURES INC.
filed 2007-12-21
CIK 1393283

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                     For the Period ended November 30, 2007

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 4,400,000 shares of Common Stock outstanding as of November 30, 2007.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                        November 30,       February 28,
                                                                           2007               2007
                                                                         --------           --------
                                                                        (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $ 54,021           $  4,485
                                                                         --------           --------
TOTAL CURRENT ASSETS                                                       54,021              4,485
                                                                         --------           --------

      TOTAL ASSETS                                                       $ 54,021           $  4,485
                                                                         ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                                      $    900           $     --
                                                                         --------           --------
TOTAL CURRENT LIABILITIES                                                     900                 --

      TOTAL LIABILITIES                                                       900                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000
   shares authorized; 4,400,000 and 2,400,000 shares issued and
   outstanding as of November 30, 2007 and February 28, 2007)               4,400              2,400
  Additional paid-in capital                                               67,600              9,600
  Deficit accumulated during development stage                            (18,879)            (7,515)
                                                                         --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                 53,121              4,485
                                                                         --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $ 54,021           $  4,485
                                                                         ========           ========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                              February 5, 2007
                                       Nine Months          Three Months         (inception)
                                          ended                ended               through
                                       November 30,         November 30,         November 30,
                                          2007                 2007                 2007
                                       ----------           ----------           ----------
REVENUES
  Revenues                             $       --           $       --           $       --
                                       ----------           ----------           ----------
TOTAL REVENUES                                 --                   --                   --

OPERATIONG EXPENSES
  Mineral Exploration Expense                 750                   --                7,750
  Office and Administration                 4,114                  737                4,629
  Professional Fees                         6,500                3,000                6,500
                                       ----------           ----------           ----------
TOTAL OPERATING EXPENSES                  (11,364)              (3,737)             (18,879)
                                       ----------           ----------           ----------

NET INCOME (LOSS)                      $  (11,364)          $   (3,737)          $  (18,879)
                                       ==========           ==========           ==========

BASIC EARNINGS PER SHARE               $    (0.00)          $    (0.00)
                                       ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              3,534,545            4,400,000
                                       ==========           ==========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From February 5, 2007 (Inception) through November 30, 2007
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                             Common    Additional      During
                                                Common       Stock      Paid-in      Development
                                                Stock        Amount     Capital         Stage        Total
                                                -----        ------     -------         -----        -----
BALANCE, FEBRUARY 5, 2007                            --     $    --     $     --      $      --     $     --

Stock issued for cash on February 5,
 2007 @ $0.005 per share                      2,400,000       2,400        9,600                      12,000

Net loss, February 28, 2007                                                              (7,515)      (7,515)
                                             ----------     -------     --------      ---------     --------

BALANCE, FEBRUARY 28, 2007                    2,400,000     $ 2,400     $  9,600      $  (7,515)    $  4,485
                                             ==========     =======     ========      =========     ========
Stock issued for cash on June 28, 2007
 @ $0.03 per share                            2,000,000       2,000       58,000                      60,000

Net loss, November 30, 2007                                                             (11,364)     (11,364)
                                             ----------     -------     --------      ---------     --------

BALANCE, NOVEMBER 30, 2007                    4,400,000     $ 4,400     $ 67,600      $ (18,879)    $ 53,121
                                             ==========     =======     ========      =========     ========

                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                      February 5, 2007
                                                                      Nine Months        (inception)
                                                                        ended              through
                                                                      November 30,       November 30,
                                                                         2007               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(11,364)          $(18,879)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Due to a Director                                900                900
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (10,464)           (17,979)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                2,000              4,400
  Additional paid-in capital                                             58,000             67,600
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            60,000             72,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          49,536             54,021

CASH AT BEGINNING OF PERIOD                                               4,485                 --
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $ 54,021           $ 54,021
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2007


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Elko Ventures Inc. (the Company) was incorporated under the laws of the State of Nevada on February 5, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has commenced limited exploration activities.

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

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2007


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

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2007


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

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2007


NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The Company had no operations during the period from February 5, 2007 (inception) to November 30, 2007 and generated a net loss of $18,879. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $54,021 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 6. INCOME TAXES

                                                         As of November 30, 2007
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 18,879
     Other                                                              0
                                                                 --------
     Gross deferred tax assets                                      6,419
     Valuation allowance                                           (6,419)
                                                                 --------

     Net deferred tax assets                                     $      0
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

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2007


NOTE 7. NET OPERATING LOSSES

As of November 30, 2007, the Company has a net operating loss carryforward of approximately $18,879. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of November 30, 2007 the Company had 4,400,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2007:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 4,400,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at November 30, 2007 was $54,021. In order to satisfy our cash requirements we needed to complete our offering of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on April 2, 2007. We completed and closed our SB-2 offering on June 28, 2007 selling a total of 2,000,000 shares at $.03 per share to raise $60,000.

Our plan of operation for the twelve months is to complete the three phases of the exploration program. In addition to the remaining $49,250 we anticipate spending for the exploration program, we anticipate spending an additional $4,000 on professional fees, including fees associated with reporting obligation compliance, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $53,000.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to November 30, 2007, we had no revenues and incurred net operating losses of $18,879, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our periodic reports.

Net cash provided by financing activities since inception through November 30, 2007 was $72,000, $12,000 raised from the private sale of stock to an officer and director and $60,000 raised in our offering.

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

The geologist, James McLeod, commenced Phase 1 of the exploration program on the claims. To date he has completed the field work, received the results from the assay lab and is currently preparing his report for us. Through November 30, 2007 we had incurred $750 in exploration expense.

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

We anticipate commencing the second phase of our exploration program in spring 2008 and phase 3 in summer 2008. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to utilize his services for our exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

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

December 21, 2007          Elko Ventures Inc., Registrant


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

December 21, 2007          Elko Ventures Inc., Registrant


                           By: /s/ Matt Wayrynen
                              --------------------------------------------------
                              Matt Wayrynen, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer & Director