Form 10-K
period 2008-02-29
ELKO VENTURES INC.
filed 2008-05-28
CIK 1393283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 29, 2008

                        Commission file number 333-141426


                               Elko Ventures Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                 20-8425158
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                                  650 Ruby Way
                            Crescent Valley, NV 89821
               (Address of Principal Executive Offices & Zip Code)

                                  (775)201-6669
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 29, 2008, the registrant had 4,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 29, 2008.

                               ELKO VENTURES INC.
                                TABLE OF CONTENTS

                                     Part I

                                                                        Page No.
                                                                        --------

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        9
Item 2.  Properties                                                         11
Item 3.  Legal Proceedings                                                  11
Item 4.  Submission of Matters to a Vote of Securities Holders              11

                                    Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                 12
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         12
Item 8.  Financial Statements and Supplementary Data                        15
Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          27
Item 9A. Controls and Procedures                                            27

                                    Part III

Item 10. Directors and Executive Officers                                   27
Item 11. Executive Compensation                                             29
Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   31
Item 13. Certain Relationships and Related Transactions                     31
Item 14. Principal Accounting Fees and Services                             31

                                     Part IV

Item 15. Exhibits                                                           32

Signatures                                                                  32

                                     PART I

ITEM 1. BUSINESS

GENERAL INFORMATION

Elko Ventures Inc. was incorporated in Nevada on February 5, 2007 to engage in the business of acquisition, exploration and development of natural resource properties. At that time Matt Wayrynen was named President, Treasurer and Director of the company, and David Wolfin was named Secretary and Director. We are an exploration stage company with no revenues and a limited operating history. The principal executive offices are located at 650 Ruby Way, Crescent Valley, NV 89821. The telephone number is (775)201-6669.

As of February 29, 2008 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 4,400,000 common shares issued and outstanding as of February 29, 2008.

We have completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 2,000,000 shares at a price of $0.03 per share. The offering was completed on June 28, 2007 for total proceeds to the company of $60,000.

On September 20, 2007 our common stock shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol ELKV.

The companies mineral property, known as the Cad property consists of four contiguous, located, lode mineral claims, Cad 1-4 comprising a total of 82.64 acres. Elko Ventures Inc., a Nevada, U.S.A. company is the beneficial owner of the mineral claims. The Cad property lies in the west central area of the State of Nevada, southwest of the Town of Tonopah and is accessible from Highway 95 by traveling south of the Town for 11 miles to the Paymaster Canyon cut-off and then traveling southwest for 6 miles to the property. There is not a plant or any equipment currently located on the property.

At the current time the property is without known reserves and the proposed program is exploratory in nature. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section.

The initial exploration phase is being supported by generators, however; hydro electrical power lines are located in the area. Water required for exploration and development of the claim is available from the major river drainages that flow year round as well as many subsidiary creeks.

The geologist, James McLeod, completed Phase 1 of the exploration program on the claims. He recommended further exploration of specific anomalies discovered in the first phase and is currently carrying out this exploration as Phase 1A. Through February 29, 2008 we had incurred $750 in exploration expense. Subsequent to our year end we have paid an additional $12,250 in exploration costs.

Following Phases 1 and 1A of the exploration program, if they prove successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $10,500 and will take approximately 10 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following phase two of the exploration program, if it proves successful, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $30,000 and will take approximately 20 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing the second phase of our exploration program in summer 2008 and phase 3 in fall 2008 or spring 2009. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to utilize his services for our exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

The discussions contained herein are management's estimates. Because we have only recently commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding necessary to proceed with any subsequent work on the claims if mineralization is found in Phases 1 and 1A.

ACQUISITION OF THE MINERAL CLAIMS

The Cad Mineral Claims were staked on behalf of the company and are recorded in the name of the company. The claims are in good standing to September 1, 2008.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

The title for the claims is in good standing until September 2008. During the first week in August 2008 a filing is to be made by the Company to the County and Bureau of Land Management that we intend to retain the claims and to continue performing exploration work on them. Such work will be reported and filed at the appropriate time.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The Cad property lies in the west central area of the State of Nevada, southwest of the Town of Tonopah and is accessible from Highway 95 by traveling south of the Town for 11 miles to the Paymaster Canyon cut-off and then traveling southwest for 6 miles to the property.

The area experiences about 4" - 8" of precipitation annually of which about 20% may occur as a snow equivalent. This amount of annual precipitation reflects a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60's to 70's F(degree) average with high spells of 100+F(degree) while the winters are generally more severe than the dry belt to the west and can last from December through February. Temperatures experienced during mid-winter, average for January are from the high 20's to the low 40's F(degree) with low spells down to -20 F(degree).

The Town of Tonopah that lies 26 miles to the north of Goldfield, NV offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or more specialized equipment can likely be acquired in the City of Las Vegas lying 209 miles by paved road (Highway 95) to the south.

Infrastructure such as highways and secondary roads, communications, accommodations and supplies that are essential to carrying-out an exploration and development program are at hand, between Tonopah, Goldfield and Las Vegas.

The physiography of the Cad property is rounded to rugged mountainous ranges that in the immediate area are arcuate in topographic shape with intervening broader and somewhat narrow valleys. Topographic variations occur in the vicinity and Boundary Peak, the highest point in Nevada at 13,145' lies 57 airmiles to the northwest of the property. Much of this area with its broad open valleys and spiney mountain ridges hosts sagebrush and other desert plants on the low hill slopes. Joshua trees and cacti, such as the prickly pear grow as far north as Goldfield. Juniper and pinon grow above 6,500' with pinon becoming more dominant at higher elevations. At elevations in the range of 7,500' along water courses are found small groves of trembling aspen.

                        [MAP SHOWING THE CLAIM LOCATION]

HISTORY

Mining holds an historical and contemporary place in the development and economic well being of the area.

The recorded mining history of the general area dates from the 1860's when prospectors passed through the area. The many significant lode gold and other mineral product deposits developed in the area was that of the Goldfield Camp, 1905, Coaldale coal field, 1913, Divide Silver Mining District, 1921 and the Candalaria silver - gold mine which operated as an underground lode silver-gold deposit in 1922 and again in the 1990's as an open cut, cyanide heap leach operation.

GEOLOGICAL SETTING

REGIONAL GEOLOGY

The regional geology map of Nevada depicts the State as being underlain by all types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. The oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys suggesting E-W compression. Faulting plays a large part in many areas of Nevada and an even larger part in the emplacement of mineral occurrences and ore bodies.

LOCAL GEOLOGY

The local geology to the southwest of Tonopah, NV reveals a N-S trending, elongate or elliptical blind-basin bounded, i.e. nearly closed off around its perimeter by rock exposures.

Throughout this outcropping ring-shaped feature are abundant, scattered rock exposures of Lower - Middle Paleozoic carbonate and aphanitic to very fine grain sized sediments, as quartzite, siltstone, claystone and more abundant limestone. Some transitional metamorphic rocks are interspersed. Abundance of Tertiary volcanic rocks and minor sedimentary units overlie the older Paleozoic units.

PROPERTY GEOLOGY

The geology of the Cad property area may be described as being underlain by Quaternary alluvium and playa deposits and some Lower Paleozoic limestone. This young overburden covered basin within a larger surrounding area of known mineral occurrences exhibits a good geological setting and portrays an excellent target area to conduct exploration. The outcroppings partially surrounding or flanking the alluvial covered valley and possibly underlying the mineral claim area suggests mineral occurrences or structurally prepared bedrock may be sought after in those areas.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

Our exploration programs in Nevada are subject to state and federal regulations regarding environmental considerations. All operations involving the exploration for the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of streams and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state and local governmental authorities as well as the rights of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming and may delay commencement or continuation of exploration or production operations. Future legislation may significantly emphasize the protection of the environment, and, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as further interpretation of existing laws in the United States, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations, the extent of which cannot be predicted. Environmental problems known to exist at this time in the United States may not be in compliance with regulations that may come into existence in the future. This may have a substantial impact upon the capital expenditures required of us in order to deal with such problem and could substantially reduce earnings.

The regulatory bodies that directly regulate our activities are the Bureau of Land Management (Federal) and the Nevada Department of Environmental Protection (State).

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $3,500 for the geology report and $3,500 for the staking of the claims.

NUMBER OF EMPLOYEES

Our only employees are our officers, Matt Wayrynen and David Wolfin who currently devote 4-5 and 2-3 hours respectively per week to company matters and after receiving funding they plan to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employees.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFIT IN THE FUTURE.

The report of our independent accountant to our audited financial statements for the period ended February 28, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have only commenced exploration on the Cad 1-4 claims. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this report.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral property. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

OUR MINERAL EXPLORATION EFFORTS MAY BE UNSUCCESSFUL RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

No known bodies of commercial ore or economic deposits have been established on our properties. Even in the event commercial quantities of minerals are discovered, the exploration property might not be brought into a state of commercial production. Finding mineral deposits is dependent on a number of factors, including the technical skill of exploration personnel involved. The commercial viability of a mineral deposit once discovered is also dependent on a number of factors, some of which are particular attributes of the deposit, such as size, grade and proximity to infrastructure, as well as metal prices.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES, WHICH COULD HURT OUR FINANCIAL POSITION AND POSSIBLY RESULT IN THE FAILURE OF OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE CAD 1-4 CLAIMS, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Cad 1-4 claims do not contain any known bodies of mineralization. If our exploration programs are successful in establishing silver and gold of commercial tonnage and grade, we will require additional funds in order to place the Cad 1-4 claims into commercial production. We may not be able to obtain such financing.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

Laws and regulations govern the exploration, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. In many cases, licenses and permits are required to conduct mining operations. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a substantial adverse impact on the Company. Applicable laws and regulations will require the Company to make certain capital and operating expenditures to initiate new operations. Under certain circumstances, the Company may be required to stop its exploration activities once it is started until a particular problem is remedied or to undertake other remedial actions.

BECAUSE OUR DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president and director, Mr. Matt Wayrynen, intends to devote approximately 10% of his business time (4-5 hours per week) providing his services to us and our secretary and director Mr. David Wolfin devotes approximately 5% of his business time (2-3 hours per week). While our directors presently possess adequate time to attend to our interests, it is possible that the demands on our directors from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business.

ITEM 2. PROPERTIES

We do not currently own any property. The office facilities at 650 Ruby Way, Crescent Valley, NV 89821 are provided to us on a rent free basis by the directors of the company. The facilities include telephone, fax, a reception area and office and meeting facilities. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended February 29, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since September 20, 2007 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol ELKV. There has been no active trading market and thus no high and low sales prices to report.

SHARES AVAILABLE UNDER RULE 144

There are currently 2,400,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 2,400,000 shares are held by our officer and director. In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least six months, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale.

HOLDERS

As of February 29, 2008, we have 4,400,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, Arizona 85251, telephone (480)481-3940.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $23,039 in expenses through February 29, 2008. For the year ended February 29, 2008 we incurred operating expenses of $15,524. For the year ended February 28, 2007 we had operating expenses of $7,515.

Our cash in the bank at February 29, 2008 was $51,661. Our outstanding liabilities were $2,700. Cash provided by financing activities since inception is as follows:

     1. On February 5, 2007, a total of 2,400,000 shares of common stock were issued in exchange for $12,000 US, or $.005 per share. These securities were issued to an officer and director of the company.

     2. On June 28, 2007, we completed and closed our offering pursuant to a Registration Statement on Form SB-2 selling a total of 2,000,000 shares at $.03 per share to raise $60,000.

Our plan of operation for the next twelve months is to complete our exploration program. In addition to the remaining $49,000 we anticipate spending for the exploration program, we anticipate spending an additional $5,000 on professional fees, including fees associated with reporting obligation compliance, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $54,000. If we do not have enough funds to complete the exploration program our directors have agreed to loan us the funds to continue operations.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to February 29, 2008, we had no revenues and incurred net operating losses of $23,039, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our periodic reports.

GOING CONCERN

We are an exploration stage company and currently have no operations. Our independent auditor has issued an audit opinion for Elko Ventures which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

PLAN OF OPERATION

Following is an outline of our exploration program:

Phase 1 (Completed)

Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive               $ 8,500

Phase 1A (Currently in process)

Detailed prospecting and soil geochemistry in the
specific areas where anomalies were identified in Phase 1.
The estimated cost for this program is all inclusive               $ 8,500

Phase 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. Included in this estimated cost is
transportation, accommodation, board, grid installation,
two geophysical surveys, maps and report                            10,500

Phase 3

Induced polarization survey over grid controlled anomalous
area of interest outlined by Phase 1&2 fieldwork. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, detailed maps and reports               30,000
                                                                   -------

                                         Total                     $57,500
                                                                   =======

Each phase following phase 1 is contingent upon favorable results from the previous phase.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates.

The geologist has completed Phase 1 of the exploration program on the claim and we have recently received his report. He recommended a continuation of Phase 1 (Phase 1A) to further examine anomalies that were identified in the initial phase. We have directed him to proceed with Phase 1A. Following Phase 1A of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $10,500 and will take approximately 10 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following phase two of the exploration program, if it proves successful, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $30,000 and will take approximately 20 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing the second phase of our exploration program in summer 2008 and phase 3 in fall 2008 or spring 2009. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to utilize his services for our exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Elko Ventures Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Elko Ventures Inc. (An Exploration Stage Company) as of February 29, 2008 and February 28, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended February 29, 2008 and February 28, 2007 and since inception on February 5, 2007 through February 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elko Ventures Inc. (An Exploration Stage Company) as of February 29, 2008 and February 28, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended February 29, 2008 and February 28, 2007 and since inception on February 5, 2007 through February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an net loss of $21,539, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates Chartered
---------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
May 6, 2008


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                        (702) 253-7499 Fax (702) 253-7501

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                        February 29,       February 28,
                                                                           2008               2007
                                                                         --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $ 51,661           $  4,485
                                                                         --------           --------
TOTAL CURRENT ASSETS                                                       51,661              4,485
                                                                         --------           --------

      TOTAL ASSETS                                                       $ 51,661           $  4,485
                                                                         ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                                      $  1,200           $     --
  Accounts Payable                                                          1,500                 --
                                                                         --------           --------
TOTAL CURRENT LIABILITIES                                                   2,700                 --

      TOTAL LIABILITIES                                                     2,700                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000
   shares authorized; 4,400,000 and 2,400,000 shares issued and
   outstanding as of February 29, 2008 and February 28, 2007)               4,400              2,400
  Additional paid-in capital                                               67,600              9,600
  Deficit accumulated during exploration stage                            (23,039)            (7,515)
                                                                         --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                 48,961              4,485
                                                                         --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $ 51,661           $  4,485
                                                                         ========           ========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                              February 5, 2007
                                                                                (inception)
                                       Year ended           Year ended            through
                                       February 29,         February 28,         February 29,
                                          2008                 2007                 2008
                                       ----------           ----------           ----------
REVENUES
  Revenues                             $       --           $       --           $       --
                                       ----------           ----------           ----------
TOTAL REVENUES                                 --                   --                   --

OPERATIONG EXPENSES
  Mineral Exploration Expense                 750                7,000                7,750
  Office and Administration                 6,438                  515                6,953
  Professional Fees                         8,335                   --                8,335
                                       ----------           ----------           ----------
TOTAL OPERATING EXPENSES                  (15,524)              (7,515)             (23,039)

PROVISION FOR INCOME TAXES                     --                   --
                                       ----------           ----------           ----------

NET INCOME (LOSS)                      $  (15,524)          $   (7,515)          $  (23,039)
                                       ==========           ==========           ==========

BASIC EARNINGS PER SHARE               $    (0.00)          $    (0.00)
                                       ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              3,749,727            2,400,000
                                       ==========           ==========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                  Statements of Changes in Stockholders' Equity
           From February 5, 2007 (Inception) through February 29, 2008
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                             Common    Additional      During
                                                Common       Stock      Paid-in      Development
                                                Stock        Amount     Capital         Stage        Total
                                                -----        ------     -------         -----        -----
BALANCE, FEBRUARY 5, 2007                            --     $    --     $     --      $      --     $     --

Stock issued for cash on February 5,
 2007 @ $0.005 per share                      2,400,000       2,400        9,600                      12,000

Net loss, February 28, 2007                                                              (7,515)      (7,515)
                                             ----------     -------     --------      ---------     --------

BALANCE, FEBRUARY 28, 2007                    2,400,000     $ 2,400     $  9,600      $  (7,515)    $  4,485
                                             ==========     =======     ========      =========     ========
Stock issued for cash on June 28, 2007
 @ $0.03 per share                            2,000,000       2,000       58,000                      60,000

Net loss, February 29, 2008                                                             (15,524)     (15,524)
                                             ----------     -------     --------      ---------     --------

BALANCE, FEBRUARY 29, 2008                    4,400,000     $ 4,400     $ 67,600      $ (23,039)    $ 48,961
                                             ==========     =======     ========      =========     ========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     February 5, 2007
                                                                                                       (inception)
                                                                 Year ended         Year ended           through
                                                                 February 29,       February 28,       February 29,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(15,524)          $ (7,515)          $(23,039)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Increase (Decrease) in Due to a Director                        1,200                 --              1,200
     Increase (Decrease) in Accounts Payable                         1,500                 --              1,500
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (12,824)            (7,515)           (20,339)

FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

FROM FINANCING ACTIVITIES
  Issuance of common stock                                           2,000              2,400              4,400
  Additional paid-in capital                                        58,000              9,600             67,600
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       60,000             12,000             72,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     47,176              4,485             51,661

CASH AT BEGINNING OF PERIOD                                          4,485                 --                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 51,661           $  4,485           $ 51,661
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Elko Ventures Inc. (the Company) was incorporated under the laws of the State of Nevada on February 5, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has commenced limited exploration activities on its Cad 1-4 Mineral Claims in the Paymaster Canyon Area of Esmeralda County, Nevada.

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

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share because there are no dilutive items in the Company.

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

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


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

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal year beginning after December 15, 2005.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140. This statement amends FASB Statements No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in

Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This statement amends FASB
Statement No. 140 with respect to the accounting for separately recognized servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning May 1, 2008.

In September 2006, the FASB issued SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)). This statement improves the financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liabilities in its statement of financial positions and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the FASB issued SFAS NO. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain items at fair value. The objective is to improve the financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

In December 2007, the FASB issued SFAS 160, Non-controlling Interest in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling  interest  in a  subsidiary  and  for the  deconsolidation  of a subsidiary. It also changes the way the consolidated income statement is presented for non-controlling interest. This statement improves comparability by eliminating diversity of methods. This statement also requires expanded disclosure.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This statement is intended to enhance the disclosure requirements for derivative instruments and hedging activities as required by SFAS 133.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from February 5, 2007 (inception) to February 29, 2008 and generated a net loss of $23,039. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $51,661 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


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

NOTE 6. INCOME TAXES

                                                         As of February 29, 2008
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 23,039
     Other                                                             0
                                                                --------
     Gross deferred tax assets                                     7,833
     Valuation allowance                                          (7,833)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of February 29, 2008, the Company has a net operating loss carryforward of approximately $23.039. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 29, 2008


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

As of February 29, 2008 the Company had 4,400,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 29, 2008:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 4,400,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of Elko Ventures Inc., whose one year terms will expire 3/1/09, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address               Age   Position    Date First Elected  Term Expires
--------------               ---   --------    ------------------  ------------
Matt Wayrynen                 45   President,       2/5/07            3/1/09
650 Ruby Way                       Treasurer,
Crescent Valley, NV 89701          CFO, CEO &,
                                   Director

David Wolfin                  39   Secretary        2/5/07            3/1/09
650 Ruby Way                       Director
Crescent Valley, NV  89701

The foregoing persons are promoters of Elko Ventures Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Wayrynen currently devotes 4-5 hours per week to company matters. After receiving funding per our business plan he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company. Mr. Wolfin currently devotes 2-3 hours per week to company matters.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

RESUMES

MATT WAYRYNEN has been the President, CEO, Treasurer, CFO and a Director of the Company since inception. From October 2002 to the present he has served as Vice President of Operations and a Director of Bralorne Gold Mines Ltd., a British Columbia corporation engaged in mining exploration located out of Vancouver, British Columbia and quoted on the TSX Venture Exchange under the symbol BPM. From August 2002 to the present he has served as a Director for Quinto Mining Corporation, a British Columbia corporation engaged in mining exploration located out of Delta, British Columbia and quoted on the TSX Venture Exchange under the symbol QU. From June 2002 to the present he has served as CEO, Executive Chairman and Director of Berkley Resources Inc., a British Columbia corporation engaged in oil & gas exploration located out of Vancouver, British Columbia and quoted on the TSX Venture Exchange under the symbol BKS, the OTC "Pink Sheets" under the symbol BRKDF, and on the Frankfurt/Berlin exchanges under the symbol W80. From July 2006 to the present he has served as Vice President of Coral Gold Resources Ltd., a British Columbia corporation engaged in mining exploration located out of Vancouver, British Columbia and duly quoted on the TSX Venture Exchange under the symbol CGR and on the OTC BB under the symbol CGREF. From June 2002 to July 2006 he also served as that Company's President and a Director. From March 1996 to June 2002, Mr. Wayrynen was an investment advisor with Golden Capital Securities Ltd., an stock brokerage company located in Vancouver, British Columbia.

DAVID WOLFIN has been Secretary and Director of the Company since inception. From November 2006 to the present he has served as Vice President of Finance and a Director for Levon Resources Ltd., a British Columbia corporation engaged in mining exploration located out of Vancouver, British Columbia and quoted on the

TSX Venture Exchange under the symbol LVN, the OTC "Pink Sheets" under the symbol LVNVF and the Frankfurt exchange under the symbol L09. From June 2005 to the present he has served as Vice President of Finance and a Director for Berkley Resources Inc., a British Columbia corporation engaged in oil & gas exploration located out of Vancouver, British Columbia and quoted on the TSX Venture Exchange under the symbol BKS, the OTC "Pink Sheets" under the symbol BRKDF, and on the Frankfurt/Berlin exchanges under the symbol W80. From January 2004 to the present he has served as Director for Mill Bay Ventures Inc., a British Columbia corporation engaged in mining exploration located out of Vancouver, British Columbia and is duly quoted on the TSX Venture Exchange under the symbol MBV and the OTC "Pink Sheets" under the symbol MLBVF. From November 2003 to the present he has served as Director for Cresval Capital Corp., a British Columbia corporation engaged in mining exploration located out of Vancouver, British Columbia and quoted on the TSX Venture Exchange under the symbol CRV. From September 1997 to the present he has served as a Director for Coral Gold Resources Ltd., a British Columbia corporation engaged in mining exploration located out of Vancouver, British Columbia and duly quoted on the TSX Venture Exchange under the symbol CGR and on the OTC BB under the symbol CGREF. From October 1995 to the present he has served as Vice President of Finance and a Director for Bralorne Gold Mines Ltd., a British Columbia corporation engaged in mining exploration located out of Vancouver, British Columbia and quoted on the TSX Venture Exchange under the symbol BPM. From October 1995 to the present he has served as President and a Director of Avino Silver & Gold Mines Ltd., a British Columbia corporation engaged in mining exploration located out of Vancouver, British Columbia and duly quoted on the TSX Venture Exchange under the symbol ASM and the OTC BB under the symbol ASMGF. From March 1992 to the present he has served as President and a Director of Gray Rock Resources Ltd., a British Columbia corporation engaged in mining exploration located out of Vancouver, British Columbia and quoted on the TSX Venture Exchange under the symbol GRK.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

M Wayrynen,     2008     0         0           0            0          0            0             0         0
CEO,            2007     0         0           0            0          0            0             0         0
President &     2006     0         0           0            0          0            0             0         0
Director


D Wolfin,       2008     0         0           0            0          0            0             0         0
Secretary &     2007     0         0           0            0          0            0             0         0
Director        2006     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
M Wayrynen     0              0              0           0           0           0            0           0            0

D Wolfin       0              0              0           0           0           0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
M Wayrynen          0         0           0            0                0               0            0

D Wolfin            0         0           0            0                0               0            0

There are no current employment agreements between the company and its executive officers.

On February 5, 2007, a total of 2,400,000 shares of common stock were issued to Mr. Wolfin in exchange for cash in the amount of $12,000 U.S., or $.005 per share.

The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. Wayrynen currently devotes approximately 4-5 hours per week to manage the affairs of the company. Mr. Wolfin currently devotes 2-3 hours per week to the company. Mr. Wayrynen and Mr. Wolfin have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Elko Ventures' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock:

          Name of                        No. of            Percentage
     Beneficial Owner(1)                 Shares           of Ownership
     -------------------                 ------           ------------

     David Wolfin                      2,400,000               55%

     Matt Wayrynen                             0                0%

     All Officers and
     Directors as a Group              2,400,000               55%

----------
(1) Each of the persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Wayrynen and Mr. Wolfin was not paid for any underwriting services that they performed on our behalf with respect to our SB-2 offering. They will also not receive any interest on any funds that they may advance to us for expenses if we experience a shortfall of funds.

On February 5, 2007, a total of 2,400,000 shares of Common Stock were issued to Mr. Wolfin in exchange for $12,000 US, or $.005 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $6,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended February 29, 2008.

For the year ended February 28, 2007, the total fees charged to the company for audit services were $Nil, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

                                                                           Incorporated by Reference
Exhibit No.                 Exhibit                                            or Filed Herewith
-----------                 -------                                            -----------------
   3.1         Articles of Incorporation                           Incorporated by reference to the Registration
                                                                   Statement on Form SB-2 filed with the SEC on
                                                                   3/20/07, File No. 333-141426

   3.2         Bylaws                                              Incorporated by reference to the Registration
                                                                   Statement on Form SB-2 filed with the SEC on
                                                                   3/20/07, File No. 333-141426

   31          Section 302 Certification of Chief Executive        Filed herewith
               Officer and Chief Financial Officer

   32          Section 906 Certification of Chief Executive        Filed herewith
               Officer and Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada.

May 27, 2008                  Elko Ventures Inc., Registrant


                              By: /s/ Matt Wayrynen
                                  ----------------------------------------------
                                  Matt Wayrynen, President, Chief Executive
                                  Officer, Principal Accounting Officer, and
                                  Chief Financial Officer & Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 27, 2008                  Elko Ventures Inc., Registrant


                              By: /s/ Matt Wayrynen
                                  ----------------------------------------------
                                  Matt Wayrynen, President, Chief Executive
                                  Officer, Principal Accounting Officer, and
                                  Chief Financial Officer & Director


                              By: /s/ David Wolfin
                                  ----------------------------------------------
                                  David Wolfin, Secretary & Director