Form 10-K/A
period 2008-02-29
ELKO VENTURES INC.
filed 2008-06-09
CIK 1393283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                                 AMENDMENT NO. 1

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 29, 2008, the registrant had 13,200,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 29, 2008.

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

We have a total of 250,000,000 authorized common shares with a par value of $0.001 per share and 13,200,000 common shares issued and outstanding as of February 29, 2008.

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

On January 31, 2008, the company affected a three for one forward stock split of our share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for three post-split shares of common stock. The company also changed its post-split authorized capital to 250,000,000 shares of common stock with a par value of $0.001 per share. Our issued and outstanding share capital increased from 4,400,000 shares of common stock to 13,200,000 shares of common stock. An 8-K disclosing this information was filed with the Securities and Exchange Commission on January 31, 2008.

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

ITEM 1A. RISK FACTORS

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFIT IN THE FUTURE.

The report of our independent accountant to our audited financial statements for the period ended February 29, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

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

SHARES AVAILABLE UNDER RULE 144

There are currently 7,200,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 7,200,000 shares are held by our officer and director. In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least six months, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale.

HOLDERS

As of February 29, 2008, we have 13,200,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

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

ITEM 8. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Elko Ventures Inc.
(An Exploration Stage Company)

We have audited the accompanying restated balance sheets of Elko Ventures Inc. (An Exploration Stage Company) as of February 29, 2008 and February 28, 2007, and the related restated statements of operations, stockholders' equity and cash flows for the years ended February 29, 2008 and February 28, 2007 and since inception on February 5, 2007 through February 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of Elko Ventures Inc. (An Exploration Stage Company) as of February 29, 2008 and February 28, 2007, and the related restated statements of operations, stockholders' equity and cash flows for the years ended February 29, 2008 and February 28, 2007 and since inception on February 5, 2007 through February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Moore & Associates, Chartered
---------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
June 6, 2008


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         (restated)         (restated)
                                                                           As of              As of
                                                                        February 29,       February 28,
                                                                            2008               2007
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $ 51,661           $  4,485
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                        51,661              4,485
                                                                          --------           --------

      TOTAL ASSETS                                                        $ 51,661           $  4,485
                                                                          ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                                       $  1,200           $     --
  Accounts Payable                                                           1,500                 --
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                    2,700                 --

      TOTAL LIABILITIES                                                      2,700                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 250,000,000
   shares authorized; 13,200,000 and 7,200,000 shares issued and
   outstanding as of February 29, 2008 and February 28, 2007)               13,200              7,200
  Additional paid-in capital                                                58,800              4,800
  Deficit accumulated during exploration stage                             (23,039)            (7,515)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                  48,961              4,485
                                                                          --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 51,661           $  4,485
                                                                          ========           ========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                 February 5, 2007
                                       (restated)            (restated)            (inception)
                                       Year ended            Year ended              through
                                       February 29,          February 28,          February 29,
                                          2008                  2007                  2008
                                       -----------           -----------           -----------
REVENUES
  Revenues                             $        --           $        --           $        --
                                       -----------           -----------           -----------
TOTAL REVENUES                                  --                    --                    --

OPERATIONG EXPENSES
  Mineral Exploration Expense                  750                 7,000                 7,750
  Office and Administration                  6,438                   515                 6,953
  Professional Fees                          8,335                    --                 8,335
                                       -----------           -----------           -----------
TOTAL OPERATING EXPENSES                   (15,524)               (7,515)              (23,039)

PROVISION FOR INCOME TAXES                      --                    --
                                       -----------           -----------           -----------

NET INCOME (LOSS)                      $   (15,524)          $    (7,515)          $   (23,039)
                                       ===========           ===========           ===========

BASIC EARNINGS PER SHARE               $     (0.00)          $     (0.00)
                                       ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              11,249,180             7,200,000
                                       ===========           ===========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                  Statements of Changes in Stockholders' Equity
           From February 5, 2007 (Inception) through February 29, 2008
--------------------------------------------------------------------------------


                                                                                       Deficit
                                                           (restated)  (restated)    Accumulated
                                              (restated)     Common    Additional      During
                                                Common       Stock      Paid-in      Development
                                                Stock        Amount     Capital         Stage        Total
                                                -----        ------     -------         -----        -----
BALANCE, FEBRUARY 5, 2007                            --     $    --     $     --      $      --     $     --

Stock issued for cash on February 5,
 2007 @ $0.005 per share                      7,200,000       7,200        4,800                      12,000

Net loss, February 28, 2007                                                              (7,515)      (7,515)
                                             ----------     -------     --------      ---------     --------

BALANCE, FEBRUARY 28, 2007                    7,200,000     $ 7,200     $  4,800      $  (7,515)    $  4,485
                                             ==========     =======     ========      =========     ========
Stock issued for cash on June 28, 2007
 @ $0.03 per share                            6,000,000       6,000       54,000                      60,000

Net loss, February 29, 2008                                                             (15,524)     (15,524)
                                             ----------     -------     --------      ---------     --------

BALANCE, FEBRUARY 29, 2008                   13,200,000     $13,200     $ 58,800      $ (23,039)    $ 48,961
                                             ==========     =======     ========      =========     ========


Note: On Janaury 31, 2008 the Company effected a 3 for 1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for three post-split shares of common stock.


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                       (restated)
                                                                                                     February 5, 2007
                                                                 (restated)         (restated)         (inception)
                                                                 Year ended         Year ended           through
                                                                 February 29,       February 28,       February 29,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(15,524)          $ (7,515)          $(23,039)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Due to a Director                         1,200                 --              1,200
    Increase (Decrease) in Accounts Payable                          1,500                 --              1,500
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (12,824)            (7,515)           (20,339)

FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

FROM FINANCING ACTIVITIES
  Issuance of common stock                                           6,000              7,200             13,200
  Additional paid-in capital                                        54,000              4,800             58,800
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       60,000             12,000             72,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     47,176              4,485             51,661

CASH AT BEGINNING OF PERIOD                                          4,485                 --                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 51,661           $  4,485           $ 51,661
                                                                  ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
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

On February 5, 2007 the Company issued a total of 7,200,000 shares of common stock to one director for cash at $0.00167 per share for a total of $12,000.

On June 28, 2007 the Company completed its SB-2 registered offering and issued a total of 6,000,000 shares of common stock to 27 unrelated third parties for cash at $0.01 per share for a total of $60,000.

On January 31, 2008 the Company effected a 3 for 1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for three post-split shares of common stock. The number of shares referred to in the previous paragraphs is post-split number of shares. The Company also changed its post-split authorized capital to 250,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

As of February 29, 2008 the Company had 13,200,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 29, 2008:

     * Common stock, $ 0.001 par value: 250,000,000 shares authorized; 13,200,000 shares issued and outstanding.

NOTE 10. RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the preparation of our audited financial statements for the year ended February 29, 2008, we determined that a forward split of the Company's share capital had been omitted in our previously filed financial statements. As a result, we determined to restate our financial statements for the year ended February 29, 2008. The restatements are included in this Annual Report on Form 10-K/A (Amendment No. 1).

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

On February 5, 2007, a total of 2,400,000 shares of common stock were issued to Mr. Wolfin in exchange for cash in the amount of $12,000 U.S., or $.005 per share. On January 31, 2008, pursuant to a three for one forward stock split, the number of shares held by Mr. Wolfin was increased to 7,200,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Elko Ventures' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock:

          Name of                        No. of            Percentage
     Beneficial Owner(1)                 Shares           of Ownership
     -------------------                 ------           ------------

     David Wolfin                      7,200,000               55%

     Matt Wayrynen                             0                0%

     All Officers and
     Directors as a Group              7,200,000               55%

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

On February 5, 2007, a total of 2,400,000 shares of Common Stock were issued to Mr. Wolfin in exchange for $12,000 US, or $.005 per share. On January 31, 2008, pursuant to a three for one forward stock split, the number of shares held by Mr. Wolfin was increased to 7,200,000.

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

                                     PART IV

ITEM 15. EXHIBITS

                                                                           Incorporated by Reference
Exhibit No.                 Exhibit                                            or Filed Herewith
-----------                 -------                                            -----------------
   3.1         Articles of Incorporation                           Incorporated by reference to the Registration
                                                                   Statement  on Form SB-2 filed with the SEC on
                                                                   3/20/07 and subsequently amended and filed on
                                                                   Form 8-K on 1/31/08, File No. 333-141426

   3.2         Bylaws                                              Incorporated by reference to the Registration
                                                                   Statement on Form SB-2 filed with the SEC on
                                                                   3/20/07, File No. 333-141426

   31          Section 302 Certification of Chief Executive        Filed herewith
               Officer and Chief Financial Officer

   32          Section 906 Certification of Chief Executive        Filed herewith
               Officer and Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K/A and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Las Vegas, state of Nevada.

June 9, 2008                  Elko Ventures Inc., Registrant


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

June 9, 2008                  Elko Ventures Inc., Registrant


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