Form 10-Q
period 2008-05-31
ELKO VENTURES INC.
filed 2008-06-20
CIK 1393283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED May 31, 2008

                        Commission file number 333-141426


                               ELKO VENTURES INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                  650 Ruby Way
                            Crescent Valley, NV 89821
          (Address of principal executive offices, including zip code.)

                                  (775)201-6669
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,200,000 shares as of June 19, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended May 31, 2008 immediately follow.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                    May 31,         February 29,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 33,789           $ 51,661
  Deposits                                                            8,735                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 42,524             51,661
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 42,524           $ 51,661
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                                $  1,500           $  1,200
  Accounts Payable                                                       --              1,500
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             1,500              2,700

      TOTAL LIABILITIES                                               1,500              2,700

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 250,000,000
   shares authorized; 13,200,000 shares issued and
   outstanding as of May 31, 2008 and February 29, 2008)             13,200             13,200
  Additional paid-in capital                                         58,800             58,800
  Deficit accumulated during development stage                      (30,976)           (23,039)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           41,024             48,961
                                                                   --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 42,524           $ 51,661
                                                                   ========           ========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                 February 5, 2007
                                       Three Months          Three Months          (inception)
                                          ended                 ended                through
                                         May 31,               May 31,               May 31,
                                          2008                  2007                  2008
                                       -----------           -----------           -----------
REVENUES
  Revenues                             $        --           $        --           $        --
                                       -----------           -----------           -----------
TOTAL REVENUES                                  --                    --                    --

OPERATIONG EXPENSES
  Mineral Exploration Expense                3,750                    --                11,500
  Office and Administration                    860                 2,057                 7,814
  Professional Fees                          3,327                 2,000                11,663
                                       -----------           -----------           -----------
TOTAL OPERATING EXPENSES                    (7,938)               (4,057)              (30,976)
                                       -----------           -----------           -----------

NET INCOME (LOSS)                      $    (7,938)          $    (4,057)          $   (30,976)
                                       ===========           ===========           ===========

BASIC EARNINGS PER SHARE               $     (0.00)          $     (0.00)
                                       ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              13,200,000             7,200,000
                                       ===========           ===========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          February 5, 2007
                                                                      Three Months       Three Months       (inception)
                                                                         ended              ended             through
                                                                        May 31,            May 31,            May 31,
                                                                         2008               2007               2008
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (7,938)          $ (4,057)          $(30,976)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     (Increase) Decrease in Deposits                                     (8,735)                --             (8,735)
     Increase (Decrease) in Due to a Director                               300                300              1,500
     Increase (Decrease) in Accounts Payable                             (1,500)                --                 --
     Increase (Decrease) in Stock Subscriptions Received                     --              9,000                 --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (17,873)             5,243            (38,211)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --                 --             13,200
  Additional paid-in capital                                                 --                 --             58,800
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             72,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (17,873)             5,243             33,789

CASH AT BEGINNING OF PERIOD                                              51,661              4,485                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $ 33,789           $  9,728           $ 33,789
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========
  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


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

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


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

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


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

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


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

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from February 5, 2007 (inception) to May 31, 2008 and generated a net loss of $30,976. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and deposits of $42,524 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


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

NOTE 6. INCOME TAXES

                                                              As of May 31, 2008
                                                              ------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 30,976
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      10,532
     Valuation allowance                                           (10,532)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 7. NET OPERATING LOSSES

As of May 31, 2008, the Company has a net operating loss carryforward of approximately $30,976. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2008


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

As of May 31, 2008 the Company had 13,200,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2008:

     * Common stock, $ 0.001 par value: 250,000,000 shares authorized; 13,200,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $30,976 in expenses through May 31, 2008. For the three months ended May 31, 2008 we incurred operating expenses of $7,938. For the same period ended May 31, 2007 we had operating expenses of $4,057.

Our cash in the bank at May 31, 2008 was $33,789, with total assets being $42,524. Our outstanding liabilities were $1,500. Cash provided by financing activities since inception is as follows:

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

Our plan of operation for the next twelve months is to complete our exploration program. In addition to the remaining $40,500 we anticipate spending for the exploration program, we anticipate spending an additional $5,000 on professional fees, including fees associated with reporting obligation compliance, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $45,000. If we do not have enough funds to complete the exploration program our directors have agreed to loan us the funds to continue operations.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2008 was $33,789. We have an outstanding asset of $8,735 which consists of a deposit paid to the geologist for phase 1A of our exploration program. If we experience a shortage of funds prior to funding from the offering we may utilize funds from our directors, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

PLAN OF OPERATION

Following is an outline of our exploration program:

PHASE 1 (COMPLETED)

Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive         $ 8,500

PHASE 1A (CURRENTLY IN PROCESS)

Detailed prospecting and soil geochemistry in the
specific areas where anomalies were identified in
Phase 1. The estimated cost for this program is all
inclusive                                                      8,500

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

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

   3.2         Bylaws                                              Incorporated by reference to the Registration
                                                                   Statement on Form SB-2 filed with the SEC on
                                                                   3/20/07, File No. 333-141426

   31          Section 302 Certification of Chief Executive        Filed herewith
               Officer and Chief Financial Officer

   32          Section 906 Certification of Chief Executive        Filed herewith
               Officer and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 19, 2008             Elko Ventures Inc., Registrant


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

June 19, 2008             Elko Ventures Inc., Registrant


                          By: /s/ Matt Wayrynen
                              --------------------------------------------------
                              Matt Wayrynen, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer & Director


                          By: /s/ David Wolfin
                              --------------------------------------------------
                              David Wolfin, Secretary & Director