Form 10-Q
period 2008-08-31
ELKO VENTURES INC.
filed 2008-10-06
CIK 1393283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

                        Commission file number 333-141426


                               ELKO VENTURES INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                  650 Ruby Way
                            Crescent Valley, NV 89821
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,200,000 shares as of September 26, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended August 31, 2008 immediately follow.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                      As of              As of
                                                                    August 31,        February 29,
                                                                       2008               2008
                                                                     --------           --------
                                     ASSETS

Current Assets
  Cash                                                               $ 31,210           $ 51,661
  Deposits                                                              8,735                 --
                                                                     --------           --------
Total Current Assets                                                   39,945             51,661
                                                                     --------           --------

       TOTAL ASSETS                                                  $ 39,945           $ 51,661
                                                                     ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                                  $  1,800           $  1,200
  Accounts Payable                                                         --              1,500
                                                                     --------           --------
Total Current Liabilities                                               1,800              2,700

Total Liabilities                                                       1,800              2,700

Stockholders' Equity
  Common stock, ($0.001 par value, 250,000,000
   shares authorized; 13,200,000 shares issued and
   outstanding as of August 31, 2008 and February 29, 2008)            13,200             13,200
  Additional paid-in capital                                           58,800             58,800
  Deficit accumulated during development stage                        (33,855)           (23,039)
                                                                     --------           --------
Total Stockholders' Equity                                             38,145             48,961
                                                                     --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $ 39,945           $ 51,661
                                                                     ========           ========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                       February 5, 2007
                                  Three Months      Three Months       Six Months        Six Months       (inception)
                                     ended             ended             ended             ended            through
                                    August 31,        August 31,        August 31,        August 31,       August 31,
                                      2008              2007              2008              2007             2008
                                   -----------       -----------       -----------       -----------      -----------
REVENUES
  Revenues                         $        --       $        --       $        --       $        --      $        --
                                   -----------       -----------       -----------       -----------      -----------
TOTAL REVENUES                              --                --                --                --               --

OPERATIONG EXPENSES
  Mineral Exploration Expense              111               750             3,861               750           11,611
  Office and Administration              1,268             1,125             2,128             3,182            9,081
  Professional Fees                      1,500             1,500             4,827             3,500           13,163
                                   -----------       -----------       -----------       -----------      -----------
TOTAL OPERATING EXPENSES                (2,879)           (3,375)          (10,816)           (7,432)         (33,855)
                                   -----------       -----------       -----------       -----------      -----------

NET INCOME (LOSS)                  $    (2,879)      $    (3,375)      $   (10,816)      $    (7,432)     $   (33,855)
                                   ===========       ===========       ===========       ===========      ===========

BASIC EARNINGS PER SHARE           $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)
                                   ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          13,200,000        11,439,130        13,200,000         9,319,565
                                   ===========       ===========       ===========       ===========


                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     February 5, 2007
                                                                      Six Months       Six Months       (inception)
                                                                        ended            ended            through
                                                                       August 31,       August 31,       August 31,
                                                                         2008             2007             2008
                                                                       --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(10,816)        $ (7,627)        $(33,855)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposits                                      (8,735)              --           (8,735)
    Increase (Decrease) in Due to a Director                                600              600            1,800
    Increase (Decrease) in Accounts Payable                              (1,500)              --               --
                                                                       --------         --------         --------
          Net cash provided by (used in) operating activities           (20,451)          (7,027)         (40,790)

CASH FLOWS FROM INVESTING ACTIVITIES

          Net cash provided by (used in) investing activities                --               --               --
                                                                       --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --            2,000           13,200
  Additional paid-in capital                                                 --           58,000           58,800
                                                                       --------         --------         --------

          Net cash provided by (used in) financing activities                --           60,000           72,000
                                                                       --------         --------         --------

Net increase (decrease) in cash                                         (20,451)          52,973           31,210

Cash at beginning of period                                              51,661            4,485               --
                                                                       --------         --------         --------

Cash at end of period                                                  $ 31,210         $ 57,458         $ 31,210
                                                                       ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                             $     --         $     --         $     --
                                                                       ========         ========         ========

  Income Taxes                                                         $     --         $     --         $     --
                                                                       ========         ========         ========

                       See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from February 5, 2007 (inception) to August 31, 2008 and generated a net loss of $33,855. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and deposits of $31,210 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                           As of August 31, 2008
                                                           ---------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 33,855
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      11,511
     Valuation allowance                                           (11,511)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 7. NET OPERATING LOSSES

As of August 31, 2008, the Company has a net operating loss carryforward of approximately $33,855. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

As of August 31, 2008 the Company had 13,200,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2008:

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $33,855 in expenses through August 31, 2008. For the three months ended August 31, 2008 we incurred operating expenses of $2,879. For the same period ended August 31, 2007 we had operating expenses of $3,375.

Our cash in the bank at August 31, 2008 was $31,210, with total assets being $39,945. Our outstanding liabilities were $1,800. Cash provided by financing activities since inception is as follows:

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2008 was $31,210. We have an outstanding asset of $8,735 which consists of a deposit paid to the geologist for phase 1A of our exploration program. If we experience a shortage of funds prior to funding from the offering we may utilize funds from our directors, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

PLAN OF OPERATION

Following is an outline of our exploration program:

PHASE 1 (COMPLETED)

Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive              $  8,500

PHASE 1A (COMPLETED)

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

PHASE 3

Induced polarization survey over grid controlled
anomalous area of interest outlined by Phase 1&2
fieldwork. Hoe or bulldozer trenching, mapping and
sampling of bedrock anomalies. Includes assays,
detailed maps and reports                                           30,000
                                                                  --------

                                    Total                         $ 57,500
                                                                  ========

Each phase following phase 1 is contingent upon favorable results from the previous phase.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates.

The geologist has completed Phase 1 of the exploration program on the claim and we have recently received his report. He recommended a continuation of Phase 1 (Phase 1A) to further examine anomalies that were identified in the initial phase. We directed him to proceed with Phase 1A, which he completed and we are currently reviewing the results to determine whether we will follow through with further exploration. Following Phase 1A of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. The estimated cost of this program is $10,500 and will take approximately 10 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following Phase 2 of the exploration program, if it proves successful, we intend to proceed with Phase 3 of our exploration program. The estimated cost of this program is $30,000 and will take approximately 20 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing the second phase of our exploration program in late fall 2008 and the third phase in spring 2009. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to utilize his services for our exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

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

ITEM 5. OTHER INFORMATION

On September 10, 2008 Matt Wayrynen resigned as our President, Chief Executive Officer, Treasurer, Chief Financial Officer and a director and David Wolfin resigned as Secretary and a director. As a result, prior to such resignations, on September 10, 2008 we appointed Lou Schiliro as President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and a director of our company.

Our board of directors now consists solely of Lou Schiliro and he is our sole officer.

Background information for Lou Schiliro:

Mr. Schiliro began working for the US Department of Commerce, International Trade Administration in 1995 as a Trade Specialist. As a Trade Specialist his job was to create distribution and sales opportunities for US manufacturers. In 1997 he was hired to create an International Sales program for SAFECO Inc. SAFECO is a safety Equipment Distributor of personal protective equipment. In 1999 he co-founded Global Protection, which is a Homeland Security equipment company. Since 1999 Mr. Schiliro has served Global Protection as its Director of Operations and has seen sales grow from $45,000 in 1999 to in excess of $50 million in 2007.

Mr. Schiliro graduated from West Virginia University, with a Bachelors Degree in International Relations in 1993. He then attended George Mason University and received a Masters Degree in International Transactions in 1995.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

October 6, 2008            Elko Ventures Inc., Registrant


                           By: /s/ Lou Schiliro
                               -------------------------------------------------
                               Lou Schiliro, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer & Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 6, 2008            Elko Ventures Inc., Registrant


                           By: /s/ Lou Schiliro
                               -------------------------------------------------
                               Lou Schiliro, President, Secretary, Chief
                               Executive Officer, Principal Accounting Officer and Chief Financial Officer & Director