Form 10-Q
period 2008-11-30
ELKO VENTURES INC.
filed 2008-12-16
CIK 1393283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,200,000 shares as of December 16, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended November 30, 2008 immediately follow.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                      As of              As of
                                                                    November 30,       February 29,
                                                                       2008               2008
                                                                     --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $ 26,840           $ 51,661
  Deposits                                                              1,235                 --
                                                                     --------           --------
TOTAL CURRENT ASSETS                                                   28,075             51,661
                                                                     --------           --------

      TOTAL ASSETS                                                   $ 28,075           $ 51,661
                                                                     ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                                  $  1,800           $  1,200
  Accounts Payable                                                         --              1,500
                                                                     --------           --------
TOTAL CURRENT LIABILITIES                                               1,800              2,700

      TOTAL LIABILITIES                                                 1,800              2,700

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 250,000,000
   shares authorized; 13,200,000 shares issued and
   outstanding as of August 31, 2008 and February 29, 2008)            13,200             13,200
  Additional paid-in capital                                           58,800             58,800
  Deficit accumulated during development stage                        (45,725)           (23,039)
                                                                     --------           --------
TOTAL STOCKHOLDERS' EQUITY                                             26,275             48,961
                                                                     --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $ 28,075           $ 51,661
                                                                     ========           ========


                        See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
--------------------------------------------------------------------------------

                                                                                                   February 5, 2007
                                Three Months     Three Months      Nine Months      Nine Months       (inception)
                                   ended            ended            ended            ended            through
                                 November 30,     November 30,     November 30,     November 30,      November 30,
                                    2008             2007             2008             2007              2008
                                 -----------      -----------      -----------      -----------       -----------
REVENUES
  Revenues                       $        --      $        --      $        --      $        --       $        --
                                 -----------      -----------      -----------      -----------       -----------
TOTAL REVENUES                            --               --               --               --                --

OPERATIONG EXPENSES
  Mineral Exploration Expense          9,500               --           13,361              750            21,111
  Office and Administration              870              737            2,998            4,114             9,952
  Professional Fees                    1,500            3,000            6,327            6,500            14,663
                                 -----------      -----------      -----------      -----------       -----------
TOTAL OPERATING EXPENSES             (11,870)          (3,737)         (22,687)         (11,364)          (45,725)
                                 -----------      -----------      -----------      -----------       -----------

NET INCOME (LOSS)                $   (11,870)     $    (3,737)     $   (22,687)     $   (11,364)      $   (45,725)
                                 ===========      ===========      ===========      ===========       ===========

BASIC EARNINGS PER SHARE         $     (0.00)     $     (0.00)     $     (0.00)     $     (0.00)
                                 ===========      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING        13,200,000       13,200,000       13,200,000       10,603,636
                                 ===========      ===========      ===========      ===========


                        See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         February 5, 2007
                                                                      Nine Months        Nine Months        (inception)
                                                                        ended              ended             through
                                                                      November 30,       November 30,       November 30,
                                                                         2008               2007               2008
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(22,687)          $(11,364)          $(45,725)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposits                                      (1,235)                --             (1,235)
    Increase (Decrease) in Due to a Director                                600                900              1,800
    Increase (Decrease) in Accounts Payable                              (1,500)                --                 --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (24,822)           (10,464)           (45,160)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              2,000             13,200
  Additional paid-in capital                                                 --             58,000             58,800
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             60,000             72,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (24,822)            49,536             26,840

CASH AT BEGINNING OF PERIOD                                              51,661              4,485                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $ 26,840           $ 54,021           $ 26,840
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========
  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2008
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Elko Ventures Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 29, 2008 audited financial statements. The results of operations for the period ended November 30, 2008 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $45,725 in expenses through November 30, 2008. For the three months ended November 30, 2008 we incurred operating expenses of $11,870. For the same period ended November 30, 2007 we had operating expenses of $3,737.

Our cash in the bank at November 30, 2008 was $26,840, with total assets being $28,075. Our outstanding liabilities were $1,800. Cash provided by financing activities since inception is as follows:

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

Our plan of operation for the next twelve months is to complete our exploration program. In addition to the $10,500 we anticipate spending for the second phase of the exploration program, we anticipate spending an additional $8,000 on professional fees, including fees associated with reporting obligation compliance, and general administrative costs. If the results of phase two warrant our proceeding to phase three of the exploration program we will be required to raise additional funding to cover the cost of $30,000. If we experience a shortfall of operating capital our directors have agreed to loan us the funds to continue operations.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2008 was $26,840. We have an outstanding asset of $1,235 which consists of a deposit paid to the geologist. If we experience a shortage of funds for operating expenses we may utilize funds from our directors, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

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

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. Included in this estimated cost is
transportation, accommodation, board, grid installation,
two geophysical surveys, maps and report                          $10,500

Phase 3

Induced polarization survey over grid controlled
anomalous area of interest outlined by Phase 1&2
fieldwork. Hoe or bulldozer trenching, mapping and
sampling of bedrock anomalies. Includes assays,
detailed maps and reports                                         $30,000
                                                                  -------

                                      Total                       $57,500
                                                                  =======

Each phase following phase 1 is contingent upon favorable results from the previous phase.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates.

After completing Phase 1 of the exploration program on the claim the geologist recommended a continuation of Phase 1 (Phase 1A) to further examine anomalies that were identified in the initial phase. We directed him to proceed with Phase 1A, which he completed and we are currently reviewing the results to determine whether we will follow through with further exploration. Following Phase 1A of the exploration program, if we deem the results positive enough, we intend to proceed with Phase 2 of our exploration program. The estimated cost of this program is $10,500 and will take approximately 10 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following Phase 2 of the exploration program, if it proves successful, and we are able to raise additional funding, we intend to proceed with Phase 3 of our exploration program. The estimated cost of this program is $30,000 and will take approximately 20 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing the second phase of our exploration program in spring 2009 and the third phase in summer 2009, if we are able to raise the funding to proceed with phase three. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to utilize his services for our exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

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

ITEM 5. OTHER INFORMATION.

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

December 16, 2008          Elko Ventures Inc., Registrant


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

December 16, 2008          Elko Ventures Inc., Registrant


                           By: /s/ Lou Schiliro
                               -------------------------------------------------
                               Lou Schiliro, President, Secretary, Chief
                               Executive Officer, Principal Accounting Officer and Chief Financial Officer & Director