Form 10-K
period 2009-02-28
ELKO VENTURES INC.
filed 2009-05-27
CIK 1393283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2009

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 28, 2009, the registrant had 13,200,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 28, 2009.

                               ELKO VENTURES INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                       9
Item 2.   Properties                                                        11
Item 3.   Legal Proceedings                                                 11
Item 4.   Submission of Matters to a Vote of Securities Holders             11

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                 11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         12
Item 8.   Financial Statements and Supplementary Data                       15
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          27
Item 9A.  Controls and Procedures                                           27

                                    Part III

Item 10.  Directors and Executive Officers                                  29
Item 11.  Executive Compensation                                            30
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   31
Item 13.  Certain Relationships and Related Transactions                    32
Item 14.  Principal Accounting Fees and Services                            32

                                     Part IV

Item 15.  Exhibits                                                          33

Signatures                                                                  33

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

As of February 28, 2009 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 250,000,000 authorized common shares with a par value of $0.001 per share and 13,200,000 common shares issued and outstanding as of February 28, 2009.

We have completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 2,000,000 shares at a price of $0.03 per share. The offering was completed on June 28, 2007 for total proceeds to the company of $60,000.

On September 20, 2007 our common stock shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol ELKO.

On January 31, 2008, the company affected a three for one forward stock split of our share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for three post-split shares of common stock. The company also changed its post-split authorized capital to 250,000,000 shares of common stock with a par value of $0.001 per share. Our issued and outstanding share capital increased from 4,400,000 shares of common stock to 13,200,000 shares of common stock. At that time our symbol was changed to ELKV. An 8-K disclosing this information was filed with the Securities and Exchange Commission on January 31, 2008.

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

The geologist, James McLeod, completed Phase 1 of the exploration program on the claims. He recommended further exploration of specific anomalies discovered in the first phase and we directed him to proceed with Phase 1A to further examine anomalies that were identified in the initial phase. We are currently reviewing the results of Phase 1A to determine whether we will follow through with further exploration. Following Phase 1A of the exploration program, if we deem the results positive enough, we intend to proceed with Phase 2 of our exploration program. Through February 28, 2009 we had incurred $21,111 in exploration expense.

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

We anticipate commencing the second phase of our exploration program in summer 2009 and phase 3 in fall 2009 or spring 2010. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to utilize his services for our exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

The discussions contained herein are management's estimates. Because we have only recently commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding necessary to proceed with any subsequent work on the claims if mineralization is found.

ACQUISITION OF THE MINERAL CLAIMS

The Cad Mineral Claims were staked on behalf of the company and are recorded in the name of the company. The claims are in good standing to September 1, 2009.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

The title for the claims is in good standing until September 2009. During the first week in August 2009 a filing is to be made by the Company to the County and Bureau of Land Management that we intend to retain the claims and to continue performing exploration work on them. Such work will be reported and filed at the appropriate time.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $3,500 for the geology report and $3,500 for the staking of the claims and have expended an additional $14,111 in exploration costs since inception.

NUMBER OF EMPLOYEES

Our only employee is our officer, Lou Schiliro, who currently devotes 2-3 hours per week to company matters but he will devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFIT IN THE FUTURE.

The report of our independent accountant to our audited financial statements for the period ended February 28, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

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

BECAUSE OUR DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president and director, Mr. Lou Schiliro devotes approximately 5% of his business time (2-3 hours per week). While our director presently possesses adequate time to attend to our interests, it is possible that the demands on our director from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

ITEM 2. PROPERTIES

We do not currently own any property. Our office facilities at 650 Ruby Way, Crescent Valley, NV 89821. The facilities include telephone, fax, a reception area and office and meeting facilities. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended February 28, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since September 20, 2007 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board. The original symbol assigned was ELKO and subsequent to a forward stock split in January 2008 the symbol was changed to ELKV. There has been no active trading market and thus no high and low sales prices to report.

SHARES AVAILABLE UNDER RULE 144

There are currently 7,200,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 7,200,000 shares are held by a former officer and director of the company. In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least six months, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale.

HOLDERS

As of February 28, 2009, we have 13,200,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $47,795 in expenses through February 28, 2009. For the year ended February 28, 2009 we incurred operating expenses of $24,756. For the same period ended February 29, 2008 we had operating expenses of $15,524.

Our cash in the bank at February 28, 2009 was $27,350, with total assets being $27,585. Our outstanding liabilities were $3,380. Cash provided by financing activities since inception is as follows:

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

Our plan of operation for the next twelve months is to complete phase two of our exploration program. In addition to the $10,500 we anticipate spending for the second phase of the exploration program, we anticipate spending an additional $8,000 on professional fees, including fees associated with reporting obligation compliance, and general administrative costs. If the results of phase two warrant our proceeding to phase three of the exploration program we will be required to raise additional funding to cover the cost of $30,000. If we experience a shortfall of operating capital our directors have agreed to loan us the funds to continue operations.

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

PHASE 3

Induced polarization survey over grid controlled anomalous
area of interest outlined by Phase 1&2 fieldwork. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, detailed maps and reports              30,000
                                                                  -------

                                  Total                           $58,500
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

We anticipate commencing the second phase of our exploration program in summer 2009 and phase 3 in fall 2009 or spring 2010. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to utilize his services for our exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Elko Ventures, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Elko Ventures, Inc. (An Exploration Stage Company) as of February 28, 2009 and February 29, 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended February 28, 2009, February 29, 2008 and since inception on February 5, 2007 through February 28, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elko Ventures, Inc. (An Exploration Stage Company) as of February 28, 2009 and February 29, 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended February 28, 2009 and since inception on February 5, 2007 through February 28, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $47,795 since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
May 18, 2009



 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                     February 28,       February 29,
                                                                         2009               2008
                                                                       --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $ 27,350           $ 51,661
  Deposits                                                                  235                 --
                                                                       --------           --------
TOTAL CURRENT ASSETS                                                     27,585             51,661
                                                                       --------           --------

      TOTAL ASSETS                                                     $ 27,585           $ 51,661
                                                                       ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Due to a Director                                                    $     --           $  1,200
  Accounts Payable                                                        3,380              1,500
                                                                       --------           --------
TOTAL CURRENT LIABILITIES                                                 3,380              2,700
                                                                       --------           --------

      TOTAL LIABILITIES                                                   3,380              2,700
                                                                       --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 250,000,000
   shares authorized; 13,200,000 shares issued and
   outstanding as of February 28, 2009 and February 29, 2008)            13,200             13,200
  Additional paid-in capital                                             58,800             58,800
  Deficit accumulated during exploration stage                          (47,795)           (23,039)
                                                                       --------           --------
TOTAL STOCKHOLDERS' EQUITY                                               24,205             48,961
                                                                       --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 27,585           $ 51,661
                                                                       ========           ========


  The accompanying footnotes are an integral part of these financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                 February 5, 2007
                                                                                   (inception)
                                        Year ended            Year ended             through
                                       February 28,          February 29,          February 28,
                                          2009                  2008                  2009
                                       -----------           -----------           -----------
REVENUES
  Revenues                             $        --           $        --           $        --
                                       -----------           -----------           -----------
TOTAL REVENUES                                  --                    --                    --

OPERATIONG EXPENSES
  Mineral Exploration Expense               13,361                   750                21,111
  Office and Administration                  3,568                 6,438                10,522
  Professional Fees                          7,827                 8,335                16,163
                                       -----------           -----------           -----------
TOTAL OPERATING EXPENSES                   (24,756)              (15,524)              (47,795)

PROVISION FOR INCOME TAXES                      --                    --                    --
                                       -----------           -----------           -----------

NET INCOME (LOSS)                      $   (24,756)          $   (15,524)          $   (47,795)
                                       ===========           ===========           ===========

BASIC EARNINGS PER SHARE               $     (0.00)          $     (0.00)
                                       ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              13,200,000            11,249,180
                                       ===========           ===========


  The accompanying footnotes are an integral part of these financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                  Statements of Stockholders' Equity (Deficit))
          From February 5, 2007 (Inception) through February 28, 2009
--------------------------------------------------------------------------------


                                                                                         Deficit
                                                                                       Accumulated
                                                             Common      Additional      During
                                                Common       Stock        Paid-in      Exploration
                                                Stock        Amount       Capital         Stage        Total
                                                -----        ------       -------         -----        -----
BALANCE, FEBRUARY 5, 2007                            --     $     --     $     --      $      --     $     --

Stock issued for cash on February 5,
 2007 @ $0.005 per share                      7,200,000        7,200        4,800                      12,000

Net loss, February 28, 2007                                                               (7,515)      (7,515)
                                             ----------     --------     --------      ---------     --------

BALANCE, FEBRUARY 28, 2007                    7,200,000     $  7,200     $  4,800      $  (7,515)    $  4,485
                                             ==========     ========     ========      =========     ========
Stock issued for cash on June 28, 2007
 @ $0.03 per share                            6,000,000        6,000       54,000                      60,000

Net loss, February 29, 2008                                                              (15,524)     (15,524)
                                             ----------     --------     --------      ---------     --------

BALANCE, FEBRUARY 29, 2008                   13,200,000     $ 13,200     $ 58,800      $ (23,039)    $ 48,961
                                             ==========     ========     ========      =========     ========

Net loss, February 28, 2009                                                              (24,756)     (24,756)
                                             ----------     --------     --------      ---------     --------

BALANCE, FEBRUARY 28, 2009                   13,200,000     $ 13,200     $ 58,800      $ (47,795)    $ 24,205
                                             ==========     ========     ========      =========     ========


Note: On Janaury 31, 2008 the Company effected a 3 for 1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for three post-split shares of common stock. This forward split has been retro-actively applied to all previous periods.


 The accompanying footnotes are an integral part of these financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     February 5, 2007
                                                                                                       (inception)
                                                                  Year ended         Year ended          through
                                                                 February 28,       February 29,       February 28,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                               $(24,756)          $(15,524)          $(47,795)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposits                                   (235)                --               (235)
    Increase (Decrease) in Due to a Director                        (1,200)             1,200                 --
    Increase (Decrease) in Accounts Payable                          1,880              1,500              3,380
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (24,311)           (12,824)           (44,650)

INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

FINANCING ACTIVITIES
  Issuance of common stock                                              --              6,000             13,200
  Additional paid-in capital                                            --             54,000             58,800
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             60,000             72,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (24,311)            47,176             27,350

CASH AT BEGINNING OF PERIOD                                         51,661              4,485                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 27,350           $ 51,661           $ 27,350
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


  The accompanying footnotes are an integral part of these financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

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

C. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $27,350 and $51,661 in cash and cash equivalents at February 28, 2009 and February 29, 2008, respectively.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest,

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.

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

F. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of February 28, 2009.

G. REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS:

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In  December  2007,  the FASB,  issued  FAS No.  141  (revised  2007),  Business
Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a)

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from February 5, 2007 (inception) to February 28, 2009 and has generated an accumulated deficit of $47,795. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $27,350 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Between March 1, 2007 and September 31, 2008 the Company paid a director $100 per month for use of office space and services. The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available.

Thus he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. INCOME TAXES

                                                         As of February 28, 2009
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 47,795
     Other                                                             0
                                                                --------
     Gross deferred tax assets                                    16,250
     Valuation allowance                                         (16,250)
                                                                --------

     Net deferred tax assets                                    $      0
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

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 7. NET OPERATING LOSSES

As of February 28, 2009, the Company has a net operating loss carryforward of approximately $47,795. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of February 28, 2009 the Company had 13,200,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2009:

     * Common stock, $ 0.001 par value: 250,000,000 shares authorized; 13,200,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 28, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTOR AND EXECUTIVE OFFICER

The officer and director of Elko Ventures Inc., whose one year terms will expire 3/1/10, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address              Age    Position    Date First Elected   Term Expires
--------------              ---    --------    ------------------   ------------

Lou Schiliro                 37    President,        9/10/08           3/1/10
650 Ruby Way                       Treasurer,
Crescent Valley, NV 89701          Secretary,
                                   CFO, CEO &
                                   Sole Director

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

Mr. Schiliro currently devotes 2-3 hours per week to company matters. He will devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

RESUME

Lou Schiliro has been President, Secretary, Treasurer and sole Director of Elko Ventures, Inc. since September 10, 2008. Mr. Schiliro began working for the US Department of Commerce, International Trade Administration in 1995 as a Trade Specialist. As a Trade Specialist his job was to create distribution and sales opportunities for US manufactures. In 1997 he was hired to create an International Sales program for SAFECO inc. SAFECO was a safety Equipment Distributor of personal protective equipment. In 1999 he co-founded Global Protection, which is a Homeland Security equipment company. Since 1999 Mr. Schiliro has served Global Protection as its Director of Operations and has seen sales grow from $45,000 in 1999 to in excess of $50 million in 2007. Since September 12, 2008 Mr. Schiliro has been a director of Baron Energy a public company engaged in the acquisition, exploration and development of natural resource properties.

Mr. Schiliro graduated from West Virginia University, with a Bachelors Degree in International Relations in 1993. He then attended George Mason University and received a Masters Degree in International Transactions in 1995.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

Lou Schiliro,   2008     0         0           0            0          0            0             0         0
CEO, CFO,
President &
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Lou           0              0              0           0           0           0            0           0            0
Schiliro

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Lou Schiliro        0         0           0            0                0               0            0

There are no current employment agreements between the company and its executive officer.

On February 5, 2007, a total of 2,400,000 shares of common stock were issued to Mr. Wolfin, a director of the company at that time in exchange for cash in the amount of $12,000 U.S., or $.005 per share. On January 31, 2008, pursuant to a three for one forward stock split, the number of shares held by Mr. Wolfin was increased to 7,200,000.

The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. Schiliro currently devotes 2-3 hours per week to the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Elko Ventures' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock:

          Name of                        No. of            Percentage
     Beneficial Owner(1)                 Shares           of Ownership
     -------------------                 ------           ------------

     Lou Schiliro                          0                   0%

     All Officers and
     Directors as a Group                  0                   0%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 5, 2007, a total of 2,400,000 shares of Common Stock were issued to Mr. Wolfin, a director of the company at that time, in exchange for $12,000 US, or $.005 per share. On January 31, 2008, pursuant to a three for one forward stock split, the number of shares held by Mr. Wolfin was increased to 7,200,000.

All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by a former officer and director of the company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $7,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended February 28, 2009.

For the year ended February 29, 2008, the total fees charged to the company for audit services were $6,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

May 26, 2009           Elko Ventures Inc., Registrant


                       By: /s/ Lou Schiliro
                           -----------------------------------------------------
                           Lou Schiliro, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer & Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 26, 2009           Elko Ventures Inc., Registrant


                       By: /s/ Lou Schiliro
                           -----------------------------------------------------
                           Lou Schiliro, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer & Sole Director