Form 10-Q
period 2009-05-31
ELKO VENTURES INC.
filed 2009-07-06
CIK 1393283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,200,000 shares as of July 6, 2009

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the quarter ended May 31, 2009 immediately follow.

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                    May 31,          February 28,
                                                                     2009               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 21,175           $ 27,350
  Deposits                                                              235                235
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 21,410             27,585
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 21,410           $ 27,585
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    1,800              3,380
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             1,800              3,380

      TOTAL LIABILITIES                                               1,800              3,380

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 250,000,000
   shares authorized; 13,200,000 shares issued and
   outstanding as of May 31, 2009 and February 28, 2009)             13,200             13,200
  Additional paid-in capital                                         58,800             58,800
  Deficit accumulated during development stage                      (52,390)           (47,795)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           19,610             24,205
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 21,410           $ 27,585
                                                                   ========           ========


                        See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                 February 5, 2007
                                       Three Months          Three Months          (inception)
                                          ended                 ended                through
                                         May 31,               May 31,               May 31,
                                          2009                  2008                  2009
                                       -----------           -----------           -----------
REVENUES
  Revenues                             $        --           $        --           $        --
                                       -----------           -----------           -----------
TOTAL REVENUES                                  --                    --                    --

OPERATIONG EXPENSES
  Mineral Exploration Expense                   --                 3,750                21,111
  Office and Administration                  1,095                   860                11,617
  Professional Fees                          3,500                 3,327                19,663
                                       -----------           -----------           -----------
TOTAL OPERATING EXPENSES                    (4,595)               (7,938)              (52,390)
                                       -----------           -----------           -----------

NET INCOME (LOSS)                      $    (4,595)          $    (7,938)          $   (52,390)
                                       ===========           ===========           ===========

BASIC EARNINGS PER SHARE               $     (0.00)          $     (0.00)
                                       ===========           ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              13,200,000            13,200,000
                                       ===========           ===========


                        See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     February 5, 2007
                                                                 Three Months       Three Months       (inception)
                                                                    ended              ended             through
                                                                   May 31,            May 31,            May 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (4,595)          $ (7,938)          $(52,390)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposits                                     --             (8,735)              (235)
    Increase (Decrease) in Due to a Director                            --                300                 --
    Increase (Decrease) in Accounts Payable                         (1,580)            (1,500)             1,800
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (6,175)           (17,873)           (50,825)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --             13,200
  Additional paid-in capital                                            --                 --             58,800
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             72,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (6,175)           (17,873)            21,175

CASH AT BEGINNING OF PERIOD                                         27,350             51,661                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 21,175           $ 33,789           $ 21,175
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                               ELKO VENTURES INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Elko Ventures Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2009 audited financial statements. The results of operations for the period ended May 31, 2009 is not necessarily indicative of the operating results for the full year.

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $52,390 in expenses through May 31, 2009. For the three months ended May 31, 2009 we incurred operating expenses of $4,595. For the same period ended May 31, 2008 we had operating expenses of $7,938.

Our cash in the bank at May 31, 2009 was $21,175, with total assets being $21,410. Our outstanding liabilities were $1,800. Cash provided by financing activities since inception is as follows:

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2009 was $21,175. We have an outstanding asset of $235 which consists of a prepaid expense. If we experience a shortage of funds for operating expenses we may utilize funds from our directors, who have agreed to advance funds for operations, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

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

If we decide to follow through with further exploration we anticipate commencing the second phase of our exploration program in summer 2009 and the third phase in late 2009, if we are able to raise the funding to proceed with phase three. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to utilize his services for our exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

July 6, 2009               Elko Ventures Inc., Registrant


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

July 6, 2009               Elko Ventures Inc., Registrant


                           By: /s/ Lou Schiliro
                               -------------------------------------------------
                               Lou Schiliro, President, Secretary, Chief
                               Executive Officer, Principal Accounting Officer and Chief Financial Officer & Director