Form 10-Q
period 2009-08-31
North American Gold & Minerals Fund
filed 2009-10-14
CIK 1393283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

                        Commission file number 333-141426


                       NORTH AMERICAN GOLD & MINERALS FUND
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                           848 N. Rainbow Blvd. #3003
                               Las Vegas, NV 89107
          (Address of principal executive offices, including zip code)

                                  (702)635-8146
                     (Telephone number, including area code)

                               ELKO VENTURES INC.
                                  650 Ruby Way
                            Crescent Valley, NV 89821
                 (Former name and former address of registrant)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,200,000 shares as of October 12, 2009

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the quarter ended August 31, 2009 immediately follow.

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                           As of               As of
                                                                         August 31,         February 28,
                                                                           2009                2009
                                                                         ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $  17,810           $  27,350
  Deposits                                                                   1,735                 235
                                                                         ---------           ---------
TOTAL CURRENT ASSETS                                                        19,545              27,585
                                                                         ---------           ---------

      TOTAL ASSETS                                                       $  19,545           $  27,585
                                                                         =========           =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                           1,800               3,380
                                                                         ---------           ---------
TOTAL CURRENT LIABILITIES                                                    1,800               3,380

      TOTAL LIABILITIES                                                      1,800               3,380

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 250,000,000
   shares authorized; 33,200,000 and 13,200,000 shares issued
   and outstanding as of August 31, 2009 and February 28, 2009)             33,200              13,200
  Additional paid-in capital                                               438,800              58,800
  Prepaid Expenses - Related Party                                         (58,871)                 --
  Prepaid Expenses                                                        (296,235)                 --
  Deficit accumulated during exploration stage                             (99,149)            (47,795)
                                                                         ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                                  17,745              24,205
                                                                         ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $  19,545           $  27,585
                                                                         =========           =========


                        See Notes to Financial Statements

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                        February 5, 2007
                                  Three Months      Three Months       Six Months        Six Months        (inception)
                                     ended             ended             ended             ended            through
                                   August 31,        August 31,        August 31,        August 31,        August 31,
                                      2009              2008              2009              2008              2009
                                  ------------      ------------      ------------      ------------      ------------
REVENUES
  Revenues                        $         --      $         --      $         --      $         --      $         --
                                  ------------      ------------      ------------      ------------      ------------
TOTAL REVENUES                              --                --                --                --                --

OPERATIONG EXPENSES
  Mineral Exploration Expense               --               111                --             3,861            21,111
  Office and Administration             45,259             1,268            46,354             2,128            56,876
  Professional Fees                      1,500             1,500             5,000             4,827            21,163
                                  ------------      ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES               (46,759)           (2,879)          (51,354)          (10,816)          (99,149)
                                  ------------      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                 $    (46,759)     $     (2,879)     $    (51,354)     $    (10,816)     $    (99,149)
                                  ============      ============      ============      ============      ============

BASIC EARNINGS PER SHARE          $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                  ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          16,243,478        13,200,000        14,721,739        13,200,000
                                  ============      ============      ============      ============


                        See Notes to Financial Statements

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      February 5, 2007
                                                                   Six Months         Six Months         (inception)
                                                                     ended              ended             through
                                                                   August 31,         August 31,         August 31,
                                                                      2009               2008               2009
                                                                   ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $  (51,354)        $  (10,816)        $  (99,149)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposits                                    (1,500)            (8,735)            (1,735)
    Increase (Decrease) in Due to a Director                               --                600                 --
    Increase (Decrease) in Accounts Payable                            (1,580)            (1,500)             1,800
                                                                   ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (54,434)           (20,451)           (99,084)

CASH FLOWS FROM INVESTING ACTIVITIES                                       --                 --                 --
                                                                   ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             20,000                 --             33,200
  Additional paid-in capital                                          380,000                 --            438,800
  Prepaid Expenses - Related Party                                    (58,871)                --            (58,871)
  Prepaid Expenses                                                   (296,235)                --           (296,235)
                                                                   ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          44,894                 --            116,894
                                                                   ----------         ----------         ----------

NET INCREASE (DECREASE) IN CASH                                        (9,540)           (20,451)            17,810

CASH AT BEGINNING OF PERIOD                                            27,350             51,661                 --
                                                                   ----------         ----------         ----------

CASH AT END OF PERIOD                                              $   17,810         $   31,210         $   17,810
                                                                   ==========         ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $       --         $       --         $       --
                                                                   ==========         ==========         ==========

  Income Taxes                                                     $       --         $       --         $       --
                                                                   ==========         ==========         ==========


                        See Notes to Financial Statements

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by NORTH AMERICAN GOLD & MINERALS FUND (f/k/a Elko Ventures Inc. the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2009 audited financial statements. The results of operations for the period ended August 31, 2009 is not necessarily indicative of the operating results for the full year.

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

NOTE 3 - CONSULTING AGREEMENTS

On August 18, 2009, the Company entered into a consulting agreement with Mr. Frederick C. Bauman. The consulting agreement is for a term of three years. The Company retained Mr. Bauman to consult on corporate and structured finance, corporate law, mining mineral exploration, mineral property acquisitions and divestiture, talent acquisition and other consulting services. As compensation under the agreement, the Company has agreed to issue 5,000,000 restricted common shares. Mr. Bauman has agreed that these 5,000,000 restricted shares of the

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012.

On August 18, 2009, the Company entered into a consulting agreement with Flexwell Finance Limited. The consulting agreement is for a term of three years. The Company retained Flexwell Finance Limited to consult on corporate and structured finance, securities law, fund raising, investor relations and other consulting services. As compensation under the agreement, the Company has agreed to issue 5,000,000 restricted common shares. Flexwell Finance Limited has agreed that these 5,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012.

On August 18, 2009, the Company entered into a consulting agreement with Topcast Management Limited. The consulting agreement is for a term of three years. The Company retained Topcast Management Limited to consult on corporate and structured finance, securities law, fund raising, investor relations and other consulting services. As compensation under the agreement, the Company has agreed to issue 5,000,000 restricted common shares. Topcast Management Limited has agreed that these 5,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012.

On August 18, 2009, the Company entered into a 5 year service agreement with Mr. Ronald Yadin Lowenthal, the Company's President and Chief Executive Officer. As compensation under the agreement, the Company agreed to issue 3,000,000 restricted shares. Mr. Lowenthal has agreed that these 3,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 2 (two) years commencing from the date of the agreement and terminating on August 18, 2011. As a signing bonus, the Company agreed to issue 2,000,000 restricted shares of its common stock to Mr. Lowenthal. Mr. Lowenthal has agreed that these 2,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012.

NOTE 4 - SUBSEQUENT EVENTS

Effective September 26, 2009, the Company changed its name from Elko Ventures Inc. to North American Gold & Minerals Fund. The name change was effected by way of stockholders resolution.

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $99,149 in expenses through August 31, 2009. For the three months ended August 31, 2009 we incurred operating expenses of $46,759. For the same period ended August 31, 2008 we had operating expenses of $2,879.

Our cash in the bank at August 31, 2009 was $17,810, with total assets being $19,545. Our outstanding liabilities were $1,800. Cash provided by financing activities since inception is as follows:

     1. On February 5, 2007, a total of 2,400,000 shares of common stock were issued in exchange for $12,000 US, or $.005 per share. These securities were issued to an officer and director of the company.

     2. On June 28, 2007, we completed and closed our offering pursuant to a Registration Statement on Form SB-2 selling a total of 2,000,000 shares at $.03 per share to raise $60,000.

     3. On January 31, 2008, the company affected a three for one forward stock split of our share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for three post-split shares of common stock. The company also changed its post-split authorized capital to 250,000,000 shares of common stock with a par value of $0.001 per share. Our issued and outstanding share capital increased from 4,400,000 shares of common stock to 13,200,000 shares of common stock.

     4. Effective August 18, 2009, we issued an aggregate of 15,000,000 restricted shares of our common stock to three (3) non-U.S. persons (at that term as defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or
          Section 4(2) of the Securities Act of 1933 pursuant to consulting agreements and a services agreement.

     5. Effective August 18, 2009, we issued an aggregate of 5,000,000 restricted shares of our common stock to one (1) U.S. person, as that term is defined in Regulation S of the Securities Act of 1933, relying on Section 4(2) of the Securities Act and/or Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended).

After completing Phase 1 of the exploration program on the claim the geologist recommended a continuation of Phase 1 (Phase 1A) to further examine anomalies that were identified in the initial phase. The Company has relocated its mining claims for 2010 and has also acquired by staking two additional mining claims nearby including the historic Paymaster Mine. In addition, Management is now investigating several other business opportunities to enhance shareholder value.

On July 22, 2009, Ronald Yadin Lowenthal was appointed director and chief executive officer of our company and Lou Schiliro resigned as the chief executive officer of our company.

On August 14, 2009, Mr. Lou Schiliro resigned as the president, secretary, chief financial officer and director of our company. As a result of Mr. Schiliro's resignation, we appointed Mr. Ronald Yadin Lowenthal as our secretary and chief financial officer.

Our board of directors now solely consists of Mr. Ronald Yadin Lowenthal.

On August 18, 2009, we entered into a consulting agreement with Mr. Frederick C. Bauman. The consulting agreement is for a term of three years. We have retained Mr. Bauman to consult on corporate and structured finance, corporate law, mining mineral exploration, mineral property acquisitions and divestiture, talent acquisition and other consulting services. As compensation under the agreement, we have agreed to issue 5,000,000 restricted common shares of our company. Mr. Bauman has agreed that these 5,000,000 restricted shares of our company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012.

On August 18, 2009, we entered into a consulting agreement with Flexwell Finance Limited. The consulting agreement is for a term of three years. We have retained Flexwell Finance Limited to consult on corporate and structured finance, securities law, fund raising, investor relations and other consulting services. As compensation under the agreement, we have agreed to issue 5,000,000 restricted common shares of our company. Flexwell Finance Limited has agreed that these 5,000,000 restricted shares of our company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012.

On August 18, 2009, we entered into a consulting agreement with Topcast Management Limited. The consulting agreement is for a term of three years. We have retained Topcast Management Limited to consult on corporate and structured finance, securities law, fund raising, investor relations and other consulting services. As compensation under the agreement, we have agreed to issue 5,000,000 restricted common shares of our company. Topcast Management Limited has agreed that these 5,000,000 restricted shares of our company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012.

On August 18, 2009, we entered into a 5 year service agreement with Mr. Ronald Yadin Lowenthal; our President and Chief Executive Officer. As compensation under the agreement, we have agreed to issue 3,000,000 restricted shares of our common stock. Mr. Lowenthal has agreed that these 3,000,000 restricted shares of our company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 2 (two) years commencing from the date of the agreement and terminating on August 18, 2011. As a signing bonus, we have agreed to issue 2,000,000 restricted shares of our common stock to Mr. Lowenthal. Mr. Lowenthal has agreed that these 2,000,000 restricted shares of our company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2009 was $17,810. We have an outstanding asset of $1,735 which consists of a prepaid expense. If we experience a shortage of funds for operating expenses we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

Effective September 26, 2009, the name of our company was changed from "Elko Ventures Inc." to "North American Gold & Minerals Fund". The change of name was approved by our directors and a majority of our shareholders.

The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 28, 2009 under the new stock symbol "NMGF". Our new CUSIP number is 65687T109.

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

October 12, 2009          North American Gold & Minerals Fund, Registrant


                          By: /s/ Ronald Yadin Lowenthal
                              --------------------------------------------------
                              Ronald Yadin Lowenthal, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer & Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 12, 2009          North American Gold & Minerals Fund, Registrant


                          By: /s/ Ronald Yadin Lowenthal
                              --------------------------------------------------
                              Ronald Yadin Lowenthal, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer & Director