Form 10-Q
period 2009-11-30
North American Gold & Minerals Fund
filed 2010-02-12
CIK 1393283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 405,000,000 shares as of February 10, 2010.

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the three and nine month periods ended November 30, 2009 immediately follow.

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                             As of               As of
                                                                          November 30,        February 28,
                                                                             2009                2009
                                                                           ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $   2,585           $  27,350
  Deposits                                                                        --                 235
                                                                           ---------           ---------
TOTAL CURRENT ASSETS                                                           2,585              27,585
                                                                           ---------           ---------

TOTAL OTHER ASSETS                                                                --                  --
                                                                           ---------           ---------

      TOTAL ASSETS                                                         $   2,585           $  27,585
                                                                           =========           =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                             8,901               3,380
                                                                           ---------           ---------
TOTAL CURRENT LIABILITIES                                                      8,901               3,380

      TOTAL LIABILITIES                                                        8,901               3,380

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 450,000,000
   shares authorized; 405,000,000 and 132,000,000 shares issued
   and outstanding as of November 30, 2009 and February 28, 2009)            243,696             132,000
  Additional paid-in capital                                                 (85,077)            (60,000)
  Deficit accumulated during exploration stage                              (164,935)            (47,795)
                                                                           ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                                    (6,316)             24,205
                                                                           ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $   2,585           $  27,585
                                                                           =========           =========


                        See Notes to Financial Statements

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                           February 5, 2007
                                       Three Months     Three Months     Nine Months       Nine Months       (inception)
                                          ended            ended            ended             ended            through
                                       November 30,     November 30,     November 30,      November 30,      November 30,
                                           2009             2008             2009              2008              2009
                                       ------------     ------------     ------------      ------------      ------------
REVENUES
  Revenues                             $         --     $         --     $         --      $         --      $         --
                                       ------------     ------------     ------------      ------------      ------------
TOTAL REVENUES                                   --               --               --                --                --

OPERATIONG EXPENSES
  Mineral Exploration Expense                    --            9,500               --            13,361            21,111
  Office and Administration                  27,289              870           30,994             2,998            41,516
  Professional Fees                           8,146            1,500           13,146             6,327            29,309
  Provision for Impairment of Assets         73,000               --           73,000                --            73,000
                                       ------------     ------------     ------------      ------------      ------------
TOTAL OPERATING EXPENSES                   (108,435)         (11,870)        (117,140)          (22,687)         (164,935)
                                       ------------     ------------     ------------      ------------      ------------

NET INCOME (LOSS)                      $   (108,435)    $    (11,870)    $   (117,140)     $    (22,687)     $   (164,935)
                                       ============     ============     ============      ============      ============

BASIC EARNINGS PER SHARE               $      (0.00)    $      (0.00)    $      (0.00)     $      (0.00)
                                       ============     ============     ============      ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              183,429,740      132,000,000      150,036,750       132,000,000
                                       ============     ============     ============      ============


                        See Notes to Financial Statements

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                       February 5, 2007
                                                                 Nine Months         Nine Months         (inception)
                                                                   ended               ended               through
                                                                 November 30,        November 30,        November 30,
                                                                    2009                2008                2009
                                                                  ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(117,140)          $ (22,687)          $(164,935)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposits                                     235              (1,235)                 --
    Increase (Decrease) in Due to a Director                             --                 600                  --
    Increase (Decrease) in Accounts Payable                           5,521              (1,500)              8,901
    Provision for Impairment of Assets                               73,000                  --              73,000
    Provision for Payroll                                             4,681                  --               4,681
    Provision for Consulting                                          8,938                  --               8,938
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (24,764)            (24,822)            (69,415)

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                  --                  --
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                  --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                  --              13,200
  Additional paid-in capital                                             --                  --              58,800
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                  --              72,000
                                                                  ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                     (24,764)            (24,822)              2,585

CASH AT BEGINNING OF PERIOD                                          27,350              51,661                  --
                                                                  ---------           ---------           ---------

CASH AT END OF PERIOD                                             $   2,585           $  26,840           $   2,585
                                                                  =========           =========           =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In fiscal year 2009 the Company issued 14,381,740 in relation to prepaid consulting agreements valued at $8,938, 20,000,000 shares as a signing bonus to management valued at $2,000, 4,314,500 shares in compensation for management valued at $2,681 and 73,000,000 shares for the acquistion of 2 mines valued at $73,000.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $      --           $      --           $      --
                                                                  =========           =========           =========

  Income Taxes                                                    $      --           $      --           $      --
                                                                  =========           =========           =========


                        See Notes to Financial Statements

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by NORTH AMERICAN GOLD & MINERALS FUND (f/k/a Elko Ventures Inc. the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2009 audited financial statements. The results of operations for the period ended November 30, 2009 is not necessarily indicative of the operating results for the full year.

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

NOTE 3 - CONSULTING AGREEMENTS

On August 18, 2009, the Company entered into a consulting agreement with Mr. Frederick C. Bauman. The consulting agreement is for a term of three years. The Company retained Mr. Bauman to consult on corporate and structured finance, corporate law, mining mineral exploration, mineral property acquisitions and divestiture, talent acquisition and other consulting services. As compensation under the agreement, the Company has agreed to issue 50,000,000 post-split restricted common shares. Mr. Bauman has agreed that these 50,000,000 restricted shares of the Company's common stock will not be in any manner either assigned,

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012.

On August 18, 2009, the Company entered into a consulting agreement with Flexwell Finance Limited. The consulting agreement is for a term of three years. The Company retained Flexwell Finance Limited to consult on corporate and structured finance, securities law, fund raising, investor relations and other consulting services. As compensation under the agreement, the Company has agreed to issue 50,000,000 post-split restricted common shares. Flexwell Finance Limited has agreed that these 50,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012.

On August 18, 2009, the Company entered into a consulting agreement with Topcast Management Limited. The consulting agreement is for a term of three years. The Company retained Topcast Management Limited to consult on corporate and structured finance, securities law, fund raising, investor relations and other consulting services. As compensation under the agreement, the Company has agreed to issue 50,000,000 post-split restricted common shares. Topcast Management Limited has agreed that these 50,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012.

On August 18, 2009, the Company entered into a 5 year service agreement with Mr. Ronald Yadin Lowenthal, the Company's President and Chief Executive Officer. As compensation under the agreement, the Company agreed to issue 30,000,000 post-split restricted shares. Mr. Lowenthal has agreed that these 30,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 2 (two) years commencing from the date of the agreement and terminating on August 18, 2011. As a signing bonus, the Company agreed to issue 20,000,000 post-split restricted shares of its common stock to Mr. Lowenthal. Mr. Lowenthal has agreed that these 20,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012.

Pursuant to the terms of all four of the above listed agreements, with the exception of the shares issued to Mr. Lowenthal as a signing bonus, the shares issued in exchange for services are defined as "unvested and forfeitable." Pursuant to ASC 505-50-S99-1 the above mentioned shares have been treated as unissued for accounting purposes until the future services are received (that is, the shares are not considered issued until they vest). Consequently, there will be no recognition at the measurement date and no entry will be recorded. Consequently, the paid in capital and related expense are only recognized as services are performed, by employee or non-employee. The shares are still included in "Issued and Outstanding" amounts, but there is no actual journal entry until the services are performed. At that point, the appropriate expense is debited and the appropriate capital accounts are credited.

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITION OF MINES

On November 1, 2009, the Company acquired the Yaba Silver Mine pursuant to an agreement with Searchlight Exploration, LLC, McIntyre Mines, LLC, GlobalStar Equities Corporation and Teme Valley Holdings Limited, pursuant to which the Company agreed to acquire the unpatented mining claims known as the Yaba Silver Mine, located in Yavapai County, Arizona in exchange for 33,000,000 (Thirty three million) shares of the Company's restricted common stock, as well as a 5% (Five percent) net smelter returns royalty and a 5% (Five percent) net profit interest.

On November 2, 2009, the Company acquired an undivided fifty (50%) percent interest in the North Rawhide Gold Mine pursuant to an agreement with Searchlight Exploration, LLC, Amstart Investment Group Limited and Bayline Investment Group S.A., pursuant to which the Company agreed to acquire an undivided fifty (50%) interest in the unpatented mining claims known as the North Rawhide Gold Mine, located in Mohave County, Arizona in exchange for 40,000,000 (forty million) shares of the Company's restricted common stock, as well as a 5% (Five percent) net smelter returns royalty and a 5% (Five percent) net profit interest.

NOTE 5 - COMMON STOCK

Effective October 12, 2009, we effected a one (1) old for ten (10) new forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 250,000,000 shares of common stock to 2,500,000,000 shares of common stock and our outstanding share capital increased from 33,200,000 shares of common stock to 332,000,000 shares of common stock. Immediately upon the acceptance and effect of the Forward Split, we reduced the authorized share capital from 2,500,000,000 shares of common stock to 450,000,000 shares of common stock.

NOTE 6 - IMPAIRMENT OF ASSETS

Pursuant to ASC No. 360-10-15, "Impairment or Disposal of Long-Lived Assets", a charge to operating costs of $73,000 was recorded. The charge included the impairment of the Yaba Silver Mine and the North Rawhide Gold Mine due to the lack of funds needed to further develop the mines and hence the lack any future expected cash flows.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through January 15, 2010 and determined there are no items to disclose.

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $164,935 in expenses through November 30, 2009. For the three months ended November 30, 2009 we incurred operating expenses of $108,435. For the same period ended November 30, 2008 we had operating expenses of $11,870.

Our cash in the bank at November 30, 2009 was $2,585, with total assets being $2,585. Our outstanding liabilities were $8,901. Cash provided by financing activities and significant operating milestones since inception are as follows:

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

4. On July 22, 2009, Ronald Yadin Lowenthal was appointed director and chief executive officer of our company and Lou Schiliro resigned as the chief executive officer of our company. Our board of directors now solely consists of Mr. Ronald Yadin Lowenthal.

5. On August 14, 2009, Mr. Lou Schiliro resigned as the president, secretary, chief financial officer and director of our company. As a result of Mr. Schiliro's resignation, we appointed Mr. Ronald Yadin Lowenthal as our secretary and chief financial officer. Our board of directors now solely consists of Mr. Ronald Yadin Lowenthal.

6. Effective August 18, 2009, we issued an aggregate of 15,000,000 restricted shares of our common stock to three (3) non-U.S. persons (at that term as defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 pursuant to consulting agreements and a services agreement.

7. Effective August 18, 2009, we issued an aggregate of 5,000,000 restricted shares of our common stock to one (1) U.S. person, as that term is defined in Regulation S of the Securities Act of 1933, relying on Section 4(2) of the Securities Act and/or Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended).

8. On August 18, 2009, we entered into a consulting agreement with Mr. Frederick C.Bauman. The consulting agreement is for a term of three years. We have retained Mr. Bauman to consult on corporate and structured finance, corporate law, mining mineral exploration, mineral property acquisitions and divestiture, talent acquisition and other consulting services. As compensation under the agreement, we have agreed to issue 5,000,000 restricted common shares of our company. Mr. Bauman has agreed that these 5,000,000 restricted shares of our company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012.

9. On August 18, 2009, we entered into a consulting agreement with Flexwell Finance Limited. The consulting agreement is for a term of three years. We have retained Flexwell Finance Limited to consult on corporate and structured finance, securities law, fund raising, investor relations and other consulting services. As compensation under the agreement, we have agreed to issue 5,000,000 restricted common shares of our company. Flexwell Finance Limited has agreed that these 5,000,000 restricted shares of our company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012.

10. On August 18, 2009, we entered into a consulting agreement with Topcast Management Limited. The consulting agreement is for a term of three years. We have retained Topcast Management Limited to consult on corporate and structured finance, securities law, fund raising, investor relations and other consulting services. As compensation under the agreement, we have agreed to issue 5,000,000 restricted common shares of our company. Topcast Management Limited has agreed that these 5,000,000 restricted shares of our company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012.

11. On August 18, 2009, we entered into a 5 year service agreement with Mr. Ronald Yadin Lowenthal; our President and Chief Executive Officer. As compensation under the agreement, we have agreed to issue 3,000,000 restricted shares of our common stock. Mr. Lowenthal has agreed that these 3,000,000 restricted shares of our company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 2 (two) years commencing from the date of the agreement and terminating on August 18, 2011. As a signing bonus, we have agreed to issue 2,000,000 restricted shares of our common stock to Mr. Lowenthal. Mr. Lowenthal has agreed that these 2,000,000 restricted shares of our company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012.

12. On September 19, 2009 we expanded our Paymaster Gold and Silver Mine, which is our initial mineral exploration project, by staking two additional lode mining claims. These mining claims cover the historic Paymaster Mine, which includes numerous shafts and adits (tunnels) located along a prominent vein system that is exposed along a northeasterly trend for at least 3,000 feet. The surrounding country rock is Cambrian age Harkless Formation, which is a dominantly green siltstone. The Paymaster Mine is located in Paymaster Canyon approximately 20 miles northwest from Goldfield, Nevada. It is accessible from Las Vegas by US Highway 95, a paved all-weather road that runs through Goldfield, and from there by a well-maintained all-weather unpaved road. The Paymaster Mine is part of the Lone Mountain Mining District, in the Weepah Mining Sub-District. This mining district has been a substantial historic producer of both gold and silver. Weepah was actually the site of the last major "gold rush" in Nevada following the discovery in 1927 by two 19 -year old boys of gold ore that assayed over $75,000 per ton gold. We were encouraged by the results of our initial sampling program, which was comprised of nine (9) grab samples from mine dumps located along the Paymaster vein system. All of the samples had detectable gold and silver. One sample from the dumps of the South Shaft assayed a bonanza grade of 161.8 ounces silver per ton. Another sample from the North Shaft dumps contained high grade gold, assaying 0.164 ounces gold per ton. Three additional samples assayed at over 2 ounces silver per ton and two more samples assayed over .01 ounces gold per ton. We plan to follow up with more detailed geochemical sampling at Paymaster in order to identify potential drill targets.

13. Effective September 26, 2009, the name of our company was changed from "Elko Ventures Inc." to "North American Gold & Minerals Fund". The change of name was approved by our directors and a majority of our shareholders.

14. Effective October 12, 2009, we effected a one (1) old for ten (10) new forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 250,000,000 shares of common stock to 2,500,000,000 shares of common stock and our outstanding share capital increased from 33,200,000 shares of common stock to 332,000,000 shares of common stock. Immediately upon the acceptance and effect of the Forward Split, we reduced the authorized share capital from 2,500,000,000 shares of common stock to 450,000,000 shares of common stock. The forward stock split becomes effective with the Over-the-Counter Bulletin Board at the opening for trading on October 15, 2009 under the new stock symbol "NMGL". Our new CUSIP number is 65687T 208.

15. On November 1, 2009, we acquired the Yaba Silver Mine pursuant to an agreement (the "Yaba Acquisition Agreement") with Searchlight Exploration, LLC, McIntyre Mines, LLC, GlobalStar Equities Corporation and Teme Valley Holdings Limited, pursuant to which the Company agreed to acquire the unpatented mining claims known as the Yaba Silver Mine, located in Yavapai County, Arizona in exchange for 33,000,000 (Thirty three million) shares of our restricted common stock valued at $1.05 (One dollar and five cents) per share, as well as a 5% (Five percent) net smelter returns royalty and a 5% (Five percent) net profit interest for this mine only. The Yaba Silver Property is located on 40 acres of mining claims (two lode claims) on land administered by the US Forest Service (USFS) in the Yarber Wash Mining District, in Yavapai County, Arizona, about 15 miles south of Jerome. There are two mines at Yaba Silver, the Tri-Metals Mine and the Gold Dot, the name of which suggests that the property may also have gold byproduct potential. There are shafts and adits, ranging from 65 feet to 285 feet. The geology in the Yaba Silver Project area is similar in many respects to that in and about Jerome. In both cases the deposits were once thought to be replacement in origin. However, by the 1970's the theory had become generally accepted that the Jerome deposits were volcanogenic massive sulfide (VMS) deposits. Approximately 1.7 billion years ago seafloor volcanic activity built up successive layers of the country rock. Feeder vents (also called "black smokers") deposited massive copper sulfides and, later in the cycle, silica, silver and gold. The strata were later deformed to greenstone schist and tilted sharply so that today the dip is nearly vertical in many instances. Finally, portions of the pre-Cambrian schist were covered with Tertiary volcanics. One difference is that the United Verde deposit at Jerome was principally hosted by quartz porphyry, while at Yaba the country rock is diorite. The Company's plans for this Mine are to begin exploration with surface and underground rock chip sampling to confirm previously reported silver mineralization.

16. On November 2, 2009, we acquired an undivided fifty (50%) percent interest in the North Rawhide Gold Mine pursuant to an agreement (the "North Rawhide Acquisition Agreement") with Searchlight Exploration, LLC, Amstart Investment Group Limited and Bayline Investment Group S.A., pursuant to which the Company agreed to acquire an undivided fifty (50%) interest in the unpatented mining claims known as the North Rawhide Gold Mine, located in Mohave County, Arizona in exchange for 40,000,000 (forty million) shares of our restricted common stock valued at $1.05 (One dollar and five cents) per share, as well as a 5% (Five percent) net smelter returns royalty and a 5% (Five percent) net profit interest for this mine only. The North Rawhide Gold Project encompasses approximately 60 acres of mining claims (three lode claims) in the Owens Mining District in southern Mohave County, Arizona, on land administered by the Bureau of Land Management (BLM). Access is from Alamo Road. North Rawhide includes the historic North Rawhide and Copper Bluff Gold Mines, with numerous shafts, adits, bulldozer cuts and one small open pit. Gold mineralization at North Rawhide is reportedly found in quartz veins and silicified breccia zones within the upper plate of the Buckskin Rawhide Detachment Fault, typically associated with copper oxide. The Buckskin Rawhide Detachment Fault is located a few hundred yards south of the North Rawhide #2 claim. North Rawhide was previously included in a Phelps Dodge gold exploration project, which included geochemical and magnetic surveys, as well as preliminary drilling. Based on materials from the Phelps Dodge drill campaign that are in the public domain, undrilled Phelps Dodge targets included the North Rawhide area. The Company intends to pick up where Phelps Dodge left off and, following some preliminary geological work, resume drilling the property.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2009 was $2,585. If we experience a shortage of funds for operating expenses we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

None.

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

February 10, 2010         North American Gold & Minerals Fund, Registrant


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

February 10, 2010         North American Gold & Minerals Fund, Registrant


                          By: /s/ Ronald Yadin Lowenthal
                              --------------------------------------------------
                              Ronald Yadin Lowenthal, President, Secretary, Chief Executive Officer, Principal Accounting Officer and Chief Financial Officer & Director