Form 10-K
period 2010-02-28
North American Gold & Minerals Fund
filed 2010-07-16
CIK 1393283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2010

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

                           848 N. Rainbow Blvd., #3003
                               Las Vegas, NV 89107
               (Address of Principal Executive Offices & Zip Code)

                                 (702) 635-8246
                               (Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

As of July 15, 2010, the registrant had 405,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 28, 2010.

                       NORTH AMERICAN GOLD & MINERALS FUND
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.   Business                                                            3
Item 1A.  Risk Factors                                                        7
Item 2.   Properties                                                         11
Item 3.   Legal Proceedings                                                  11
Item 4.   Submission of Matters to a Vote of Securities Holders              11

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          12
Item 8.   Financial Statements and Supplementary Data                        14
Item 9A.  Controls and Procedures                                            28

                                    Part III

Item 10.  Directors and Executive Officers                                   29
Item 11.  Executive Compensation                                             33
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    33
Item 13.  Certain Relationships and Related Transactions                     34
Item 14.  Principal Accounting Fees and Services                             34

                                     Part IV

Item 15.  Exhibits                                                           34

Signatures                                                                   35

                                     PART I

ITEM 1. BUSINESS

GENERAL INFORMATION

We were incorporated in Nevada on February 5, 2007 under the name Elko Ventures Inc. to engage in the business of acquisition, exploration and development of natural resource properties.

1. On February 5, 2007, a total of 72,000,000 shares of common stock were issued in exchange for $12,000 US, or $.000167 per share. These securities were issued to an officer and director of the company.

2. On June 28, 2007, we completed and closed our offering pursuant to a Registration Statement on Form SB-2 selling a total of 60,000,000 shares at $.001 per share to raise $60,000.

3. On January 31, 2008, the company affected a three for one forward stock split of our share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for three post-split shares of common stock. The company also changed its post-split authorized capital to 250,000,000 shares of common stock with a par value of $0.001per share. All amounts of shares presented on these financial statements are reflected on post-split basis.

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

6. Effective August 18, 2009, we issued an aggregate of 150,000,000 restricted shares of our common stock to three (3) non-U.S. persons (as that term as defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 pursuant to consulting agreements and a services agreement.

7. Effective August 18, 2009, we issued an aggregate of 50,000,000 restricted shares of our common stock to one (1) U.S. person, as that term is defined in Regulation S of the Securities Act of 1933, relying on Section 4(2) of the Securities Act and/or Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

8. Effective September 26, 2009, the name of our company was changed from "Elko Ventures Inc." to "North American Gold & Minerals Fund". The change of name was approved by our directors and a majority of our shareholders.

9. Effective October 12, 2009, we effected a one (1) old for ten (10) new forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 250,000,000 shares of common stock to 2,500,000,000 shares of common stock. All amounts of shares presented on these financial statements are reflected on post-split basis. Immediately upon the acceptance and effect of the Forward Split, we reduced the authorized share capital from 2,500,000,000 shares of common stock to 450,000,000 shares of common stock. The forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on October 15, 2009 under the new stock symbol "NMGL". Our new CUSIP number was 65687T 208.

10. On November 1, 2009, we acquired the Yaba Silver Mine pursuant to an agreement (the "Yaba Acquisition Agreement") with Searchlight Exploration, LLC, McIntyre Mines, LLC, GlobalStar Equities Corporation and Teme Valley Holdings Limited, pursuant to which the Company agreed to acquire the unpatented mining claims known as the Yaba Silver Mine, located in Yavapai County, Arizona in exchange for 33,000,000 (Thirty three million) shares of our restricted common stock valued at $0.001 per share, as well as a 5% (Five percent) net smelter returns royalty and a 5% (Five percent) net profit interest for this mine only.

11. On November 2, 2009, we acquired an undivided fifty (50%) percent interest in the North Rawhide Gold Mine pursuant to an agreement (the "North Rawhide Acquisition Agreement") with Searchlight Exploration, LLC, Amstart Investment Group Limited and Bayline Investment Group S.A., pursuant to which the Company agreed to acquire an undivided fifty (50%) interest in the unpatented mining claims known as the North Rawhide Gold Mine, located in Mohave County, Arizona in exchange for 40,000,000 (forty million) shares of our restricted common stock valued at $0.001 per share, as well as a 5% (Five percent) net smelter returns royalty and a 5% (Five percent) net profit interest for this mine only.

DESCRIPTION OF PAYMASTER GOLD & SILVER PROPERTY

Our original mineral exploration property was the CAD 1 - 4 Claims, located in the Lone Mountain Mining District, Esmeralda County, Nevada. Management refocused this project on the Paymaster Mine, which was located about two miles south of the CAD claims and was available for the Company to acquire by staking. On September 19, 2009 we staked two lode mining claims known as the Paymaster #1 and the Paymaster #2 Claims. These mining claims cover the historic Paymaster Mine, which includes numerous shafts and adits (tunnels) located along a prominent vein system that is exposed along a northeasterly trend for at least 3,000 feet. The surrounding country rock is Cambrian age Harkless Formation, which is a dominantly green siltstone. The Paymaster Mine is located in Paymaster Canyon approximately 20 miles northwest from Goldfield, Nevada. It is accessible from Las Vegas by US Highway 95, a paved all-weather road that runs through Goldfield, and from there by a well-maintained all-weather unpaved road. The Paymaster Mine is part of the Lone Mountain Mining District, in the Weepah Mining Sub-District. This mining district has been a substantial historic producer of both gold and silver. Weepah was actually the site of the last major "gold rush" in Nevada following the discovery in 1927 by two 19 -year old boys of gold ore that assayed over $75,000 per ton gold. We were encouraged by the results of our initial sampling program, which was comprised of nine (9) grab samples from mine dumps located along the Paymaster vein system. All of the samples had detectable gold and silver. One sample from the dumps of the South Shaft assayed a bonanza grade of 161.8 ounces silver per ton. Another sample from the North Shaft dumps contained high grade gold, assaying 0.164 ounces gold per ton. Three additional samples assayed at over 2 ounces silver per ton and two more samples assayed over .01 ounces gold per ton. We plan to follow up with more detailed geochemical sampling at Paymaster in order to identify potential drill targets.

DESCRIPTION OF YABA SILVER PROPERTY

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

The geology in the Yaba Silver Project area is similar in many respects to that in and about Jerome. In both cases the deposits were once thought to be replacement in origin. However, by the 1970's the theory had become generally accepted that the Jerome deposits were volcanogenic massive sulfide (VMS) deposits. Approximately 1.7 billion years ago seafloor volcanic activity built up successive layers of the country rock. Feeder vents (also called "black smokers") deposited massive copper sulfides and, later in the cycle, silica, silver and gold. The strata were later deformed to greenstone schist and tilted sharply so that today the dip is nearly vertical in many instances. Finally, portions of the preCambrian schist were covered with Tertiary volcanics. One difference is that the United Verde deposit at Jerome was principally hosted by quartz porphyry, while at Yaba the country rock is diorite.

The Company's plans for this Mine are to begin exploration with surface and underground rock chip sampling to confirm previously reported silver mineralization.

DESCRIPTION OF NORTH RAWHIDE GOLD PROPERTY

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

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

Except for the acquisition of the Yaba Silver and North Rawhide Gold properties reported above, there have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

Our exploration programs in Nevada and Arizona are subject to state and federal regulations regarding environmental considerations. All operations involving the exploration for the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of streams and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state and local governmental authorities as well as the rights of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming and may delay commencement or continuation of exploration or production operations. Future legislation may significantly emphasize the protection of the environment, and, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as further interpretation of existing laws in the United States, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations, the extent of which cannot be predicted. Environmental problems known to exist at this time in the United States may not be in compliance with regulations that may come into existence in the future. This may have a substantial impact upon the capital expenditures required of us in order to deal with such problem and could substantially reduce earnings.

The regulatory bodies that directly regulate our activities are the Bureau of Land Management (Federal) and the Nevada Department of Environmental Protection (State).

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

NUMBER OF EMPLOYEES

Our only employee is our officer, Ronald Yadin Lowenthal, who currently devotes approximately 20% of his time to company matters but he will devote as much time as the board of directors determines is necessary to manage the affairs of the company.

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

ITEM 1A. RISK FACTORS

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

As of February 28, 2010, we had no cash. Our current operating funds are less than necessary to complete all intended exploration of the Paymaster, Yaba and North Rawhide claims, and therefore we will need to obtain additional financing in order to complete our business plan. We currently have limited operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Paymaster, Yaba and North Rawhide claims. We will need additional funds to complete any additional recommended exploration. Even after completion of the first phase of exploration, we will not know if we have a commercially viable mineral deposit.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required.

WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, BUT WE FACE A HIGH RISK OF BUSINESS FAILURE.

We intend to carry out the first phase of our exploration on the Paymaster, Yaba and North Rawhide. However, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on February 5, 2007 and to date have been involved primarily in organizational activities, the acquisition of our interests in the mining claims and planning the first phase of the recommended exploration program. We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral property that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Paymaster, Yaba and North Rawhide claims and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral property containing economic mineralization or reserves of base metals is uncertain. Exploration for minerals is a speculative venture necessarily involving substantial risk. While past work by others has reportedly encountered gold at all three properties, in all probability, the Paymaster, Yaba and North Rawhide claims will not contain any economic reserves that can be mined at a profit and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFIT IN THE FUTURE.

The report of our independent accountant on our audited financial statements for the fiscal years ended February 28, 2010 and 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have not yet established an ongoing source of revenue sufficient to cover our operating costs and our dependence upon obtaining adequate capital to fund operating losses. If we are not able to continue as a going concern, it is likely investors will lose all of their investments.

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

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE PAYMASTER, YABA AND NORTH RAWHIDE CLAIMS, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Paymaster, Yaba and North Rawhide do not contain any proven or probable bodies of mineralization. If our exploration programs are successful in establishing gold and silver of commercial tonnage and grade, we will require additional funds in order to place the these claims into commercial production. We may not be able to obtain such financing.

BECAUSE OUR SOLE DIRECTOR AND OFFICER HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Ronald Y. Lowenthal, intends to devote approximately 20% of his business time providing his services to us. While he presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Lowenthal from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES AND WILL INCUR LOSSES AS A RESULT.

There is currently only a limited market for our common stock and no certainty that an active and liquid market will develop. While our common stock is quoted on the OTC Bulletin Board, a quotation medium for subscribing FINRA members (ticker symbol "NMGL.OB"), an active market has not yet developed in our common stock. upon our becoming a reporting entity under the Securities Exchange Act of 1934 (the "Exchange Act"). If an active and liquid market is never developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH
SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our report on Form 10-K for our fiscal year ending February 28, 2011, we will be required to include an attestation report by an independent registered accountant on our internal controls over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our
Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls i a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

ITEM 2. PROPERTIES

We do not currently own any property. We operate without dedicated office facilities and, to conserve cash, use a commercial service for receipt of mail and handling of telephone inquiries. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the years ended February 28, 2010 and 2009. All shareholder approval of corporate actions was done by consent.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since September 20, 2007 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board. The present symbol is NMGL. There has been no active trading market and thus no high and low sales prices to report.

SHARES AVAILABLE UNDER RULE 144

As of July 15, 2010 there were 345,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least six months, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale.

HOLDERS

As of July 15, 2010, we have 405,000,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $190,138 in expenses through February 28, 2010. For the year ended February 28, 2010 we incurred operating expenses of $142,343. For the same period ended February 28, 2009 we had operating expenses of $24,757.

Our cash in the bank at February 28, 2010 was over drawn by $10, with total assets being $0. Our outstanding liabilities were $15,269. Cash provided by financing activities since inception through February 28, 2010 is as follows:

     1. On February 5, 2007, a total of 72,000,000 shares of common stock were issued in exchange for $12,000 US. These securities were issued to an officer and director of the company.

     2. On June 28, 2007, we completed and closed our offering pursuant to a Registration Statement on Form SB-2 selling a total of 60,000,000 shares to raise $60,000.

     3. We have received loans totaling $144 from a related party as of February 28, 2010.

PLAN OF OPERATIONS

Our Plan of Operations over the next 12 months is to conduct mineral exploration activities at Paymaster, Yaba and North Rawhide in order to begin to assess whether each property possesses economic reserves of gold, silver or other precious or base metals.
 This is anticipated to cost $75,000, which will meet our minimum annual expenditure requirements of $25,000 for each of Yaba and North Rawhide and also provide $25,000 for preliminary work at Paymaster. We expect to fund this work through additional loans from certain our shareholders.

While past sampling and drilling by others has reportedly found gold or silver mineralization on each property, we have not yet determined that this mineralization is economic and can be mined at a profit. Our exploration program is intended to search for an economic mineral deposit. We plan to begin our first phase of exploration during 2010. Once we have completed the first phase of exploration for a property, we will make a decision as to whether or not we proceed with the next phase for that property based upon our analysis of the results of that program.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We intend to complete the initial phase of exploration on each of our three properties during 2010. Once completed, we will make a decision as to whether or not we proceed with the next phase based upon our analysis of the results of that program. Our director will make this decision based upon the recommendations of the independent geologist that we will retain to oversee the program and record the results.

Our plan of operation is to continue exploration work on the Paymaster, Yaba and North Rawhide claims, subject to review of the results from the first phase of exploration, in order to ascertain whether they possess economic quantities of gold. There can be no assurance that an economic mineral deposit exists on any of our mining claims until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the Paymaster, Yaba and North Rawhide claims and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

GOING CONCERN

We are an exploration stage company and currently have no operations. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North American Gold & Minerals Fund (formerly Elko Ventures, Inc.) (An Exploration Stage Company)

We have audited the accompanying balance sheets of North American Gold & Minerals Fund (formerly Elko Ventures, Inc.) (An Exploration Stage Company) as of February 28, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception on February 5, 2007 through February 28, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Gold & Minerals Fund (formerly Elko Ventures, Inc.) (An Exploration Stage Company) as of February 28, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception on February 5, 2007 through February 28, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
-------------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
July 16, 2010




                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                   Phone: (888) 727-8251 Fax: (888) 782-2351

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                                   As of                As of
                                                                                February 28,         February 28,
                                                                                    2010                2009
                                                                                 ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                           $       --           $   27,350
  Deposits                                                                               --                  235
                                                                                 ----------           ----------
TOTAL CURRENT ASSETS                                                                     --               27,585
                                                                                 ----------           ----------

TOTAL OTHER ASSETS                                                                       --                   --
                                                                                 ----------           ----------

      TOTAL ASSETS                                                               $       --           $   27,585
                                                                                 ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank Overdraft                                                                         10                   --
  Accounts Payable                                                                   15,115                3,380
  Loan - Related Party                                                                  144                   --
                                                                                 ----------           ----------
TOTAL CURRENT LIABILITIES                                                            15,269                3,380

      TOTAL LIABILITIES                                                              15,269                3,380
                                                                                 ----------           ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 450,000,000
   shares authorized; 405,000,000 and 132,000,000 shares issued and
    outstanding as of February 28, 2010 and February 28, 2009, respectively)        259,946              132,000
  Additional paid-in capital                                                        (85,077)             (60,000)
  Deficit accumulated during exploration stage                                     (190,138)             (47,795)
                                                                                 ----------           ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                (15,269)              24,205
                                                                                 ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $       --           $   27,585
                                                                                 ==========           ==========


    The Accompanying Notes are an Integral Part of These Financial Statements

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                   February 5, 2007
                                                                                     (inception)
                                       Year ended             Year ended               through
                                       February 28,           February 28,           February 28,
                                           2010                   2009                   2010
                                       ------------           ------------           ------------
REVENUES
  Revenues                             $         --           $         --           $         --
                                       ------------           ------------           ------------
TOTAL REVENUES                                   --                     --                     --

OPERATIONG EXPENSES
  Mineral Exploration Expense                    --                 13,361                 21,111
  Office and Administration                  22,610                  3,568                 33,132
  Consulting - Related Party                 21,438                     --                 21,438
  Provision for Payroll                       8,431                     --                  8,431
  Professional Fees                          16,863                  7,827                 33,026
  Impairment of Assets                       73,000                     --                 73,000
                                       ------------           ------------           ------------
TOTAL OPERATING EXPENSES                   (142,343)               (24,757)              (190,138)
                                       ------------           ------------           ------------

NET INCOME (LOSS)                      $   (142,343)          $    (24,757)          $   (190,138)
                                       ============           ============           ============

BASIC EARNINGS PER SHARE               $      (0.00)          $      (0.00)
                                       ============           ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              174,236,808            132,000,000
                                       ============           ============


    The Accompanying Notes are an Integral Part of These Financial Statements

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From February 5, 2007 (Inception) through February 28, 2010
--------------------------------------------------------------------------------

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                         Common    Additional      During
                                                            Common       Stock      Paid-in      Exploration
                                                            Stock        Amount     Capital         Stage        Total
                                                            -----        ------     -------         -----        -----
BALANCE, FEBRUARY 5, 2007                                        --     $     --    $     --      $      --    $      --

Stock issued for cash on February 5,
 2007 @ $0.000167 per share                              72,000,000       72,000     (60,000)            --       12,000

Net loss, February 28, 2007                                      --           --          --         (7,515)      (7,515)
                                                        -----------     --------    --------      ---------    ---------
BALANCE, FEBRUARY 28, 2007                               72,000,000       72,000     (60,000)        (7,515)       4,485
                                                        ===========     ========    ========      =========    =========
Stock issued for cash on June 28, 2007
 @ $0.001 per share                                      60,000,000       60,000          --             --       60,000

Net loss, February 29, 2008                                      --           --          --        (15,524)     (15,524)
                                                        -----------     --------    --------      ---------    ---------
BALANCE, FEBRUARY 29, 2008                              132,000,000     $132,000     (60,000)       (23,039)      48,961
                                                        ===========     ========    ========      =========    =========
Net loss, February 28, 2009                                      --           --          --        (24,757)     (24,757)
                                                        -----------     --------    --------      ---------    ---------
BALANCE, FEBRUARY 28, 2009                              132,000,000      132,000     (60,000)       (47,795)      24,205
                                                        ===========     ========    ========      =========    =========
Stock issued for management signing bonus on
 August 18, 2009 @ $0.0001 per share (note 4)            20,000,000       20,000     (18,000)            --        2,000

Stock issued for management/consulting services
 during period ended February 28, 2010 (note 4)         180,000,000           --          --             --           --

Recognition of prior Stock issued for
 management/consulting services during period
 ended February 28, 2010 @ $0.0001 per share (note 4)            --        7,863      (7,077)            --          786

Stock issued for Yaba Silver Mine on
 November 1, 2009 @ $0.001 per share                     33,000,000       33,000          --             --       33,000

Stock issued for North Rawhide Gold Mine on
 November 2, 2009 @ $0.001 per share                     40,000,000       40,000          --             --       40,000

Recognition of prior Stock issued for
 management/consulting services during period
 ended February 28, 2010 @ $0.001 per share (note 4)             --       27,083          --             --       27,083

Net loss, February 28, 2010                                      --           --          --       (142,343)    (142,343)
                                                        -----------     --------    --------      ---------    ---------
BALANCE, FEBRUARY 28, 2010                              405,000,000     $259,946    $(85,077)     $(190,138)   $ (15,269)
                                                        ===========     ========    ========      =========    =========

Note: On Janaury 31, 2008 the Company effected a 3 for 1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for three post-split shares of common stock. On October 15, 2009 the Company effected a 10 for 1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for 10 post-split shares of common stock. These forward splits have been retro-actively applied to all previous periods.


    The Accompanying Notes are an Integral Part of These Financial Statements

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    February 5, 2007
                                                                                                      (inception)
                                                                      Year ended      Year ended         through
                                                                      February 28,    February 28,     February 28,
                                                                         2010            2009             2010
                                                                       ---------       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(142,343)      $ (24,757)       $(190,138)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Payroll                                                               8,431              --            8,431
     Consulting - Related Party                                           21,438              --           21,438

  Changes in operating assets and liabilities:
     (Increase) Decrease in Deposits                                         235            (235)              --
     Increase (Decrease) in Bank Overdraft                                    10              --               10
     Increase (Decrease) in Due to a Director                                 --          (1,200)              --
     Increase (Decrease) in Accounts Payable                              11,735           1,880           15,115
     Impairment of Assets                                                 73,000              --           73,000
                                                                       ---------       ---------        ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (27,494)        (24,312)         (72,144)

CASH FLOWS FROM INVESTING ACTIVITIES
                                                                       ---------       ---------        ---------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 --              --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan - Related Party                                                       144              --              144
  Issuance of common stock                                                    --              --           13,200
  Additional paid-in capital                                                  --              --           58,800
                                                                       ---------       ---------        ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                144              --           72,144
                                                                       ---------       ---------        ---------

NET INCREASE (DECREASE) IN CASH                                          (27,350)        (24,312)              --

CASH AT BEGINNING OF PERIOD                                               27,350          51,661               --
                                                                       ---------       ---------        ---------

CASH AT END OF PERIOD                                                  $      --       $  27,350        $      --
                                                                       =========       =========        =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In fiscal year 2009 the Company issued 26,881,725 in relation to prepaid consulting agreements valued at $21,438, 20,000,000 shares as a signing bonus to management valued at $2,000, 8,064,510 shares in compensation for management valued at $6,431 and 73,000,000 shares for the acquistion of 2 mines valued at $73,000.

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
                                                                       =========       =========        =========


    The Accompanying Notes are an Integral Part of These Financial Statements

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

NORTH AMERICAN GOLD & MINERALS FUND (f/k/a Elko Ventures Inc. the "Company") was incorporated under the laws of the State of Nevada on February 5, 2007. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

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

B. BASIC EARNINGS PER SHARE

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share because there are no dilutive items in the Company.

C. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $(10) and $27,350 in cash and cash equivalents at February 28, 2010 and February 28, 2009, respectively.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to at least $100,000 per depositor.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

E. INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense for the fiscal years ended February 28, 2010 and 2009.

G. REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

H. NEW ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN

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

NOTE 4. CONSULTING AGREEMENTS

On August 18, 2009, the Company entered into a consulting agreement with Mr. Frederick C. Bauman. The consulting agreement is for a term of three years. The Company retained Mr. Bauman to consult on corporate and structured finance, corporate law, mining mineral exploration, mineral property acquisitions and divestiture, talent acquisition and other consulting services. As compensation under the agreement, the Company has agreed to issue 50,000,000 post-split restricted common shares. Mr. Bauman has agreed that these 50,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012. Through the fiscal year ended February 28, 2010 and 2009, 8,960,575 and 0 shares were issued pursuant to this agreement for a total value of $7,146 and $0 respectively.

On August 18, 2009, the Company entered into a consulting agreement with Flexwell Finance Limited. The consulting agreement is for a term of three years. The Company retained Flexwell Finance Limited to consult on corporate and structured finance, securities law, fund raising, investor relations and other consulting services. As compensation under the agreement, the Company has agreed to issue 50,000,000 post-split restricted common shares. Flexwell Finance

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 4. CONSULTING AGREEMENTS (CONTINUED)

Limited has agreed that these 50,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012. Through the fiscal year ended February 28, 2010 and 2009, 8,960,575 and 0 shares were issued pursuant to this agreement for a total value of $7,146 and $0 respectively.

On August 18, 2009, the Company entered into a consulting agreement with Topcast Management Limited. The consulting agreement is for a term of three years. The Company retained Topcast Management Limited to consult on corporate and structured finance, securities law, fund raising, investor relations and other consulting services. As compensation under the agreement, the Company has agreed to issue 50,000,000 post-split restricted common shares. Topcast Management Limited has agreed that these 50,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012. Through the fiscal year ended February 28, 2010 and 2009, 8,960,575 and 0 shares were issued pursuant to this agreement for a total value of $7,146 and $0 respectively.

On August 18, 2009, the Company entered into a 5 year service agreement with Mr. Ronald Yadin Lowenthal, the Company's President and Chief Executive Officer. As compensation under the agreement, the Company agreed to issue 30,000,000 post-split restricted shares. Mr. Lowenthal has agreed that these 30,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 2 (two) years commencing from the date of the agreement and terminating on August 18, 2011. As a signing bonus, the Company agreed to issue 20,000,000 post-split restricted shares of its common stock to Mr. Lowenthal. Mr. Lowenthal has agreed that these 20,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012. Through the fiscal year ended February 28, 2010 and 2009, 28,064,510 and 0 shares were issued pursuant to this agreement, including 20,000,000 shares reflecting the signing bonus, for a total value of $8,431 and $0 respectively.

Due to the Company's current lack of cash flows it has determined that a share-based payment arrangement is the most appropriate way to compensate its officer/consultants.

Pursuant to the terms of all four of the above listed agreements, with the exception of the shares issued to Mr. Lowenthal as a signing bonus, the shares issued in exchange for services are defined as "unvested and forfeitable."

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 4. CONSULTING AGREEMENTS (CONTINUED)

Pursuant to ASC 505-50-S99-1 the above mentioned shares have been treated as unissued for accounting purposes until the future services are received (that is, the shares are not considered issued until they are earned). Consequently, there will be no recognition at the measurement date and no entry will be recorded. Consequently, the paid in capital and related expense are only recognized as services are performed, by employee or non-employee. The shares are still included in "Issued and Outstanding" amounts, but there is no actual journal entry until the services are performed. At that point, the appropriate expense is debited and the appropriate capital accounts are credited.

The Company has determined that the fair market value of the consideration received by the Company from both officer and consultants cannot be reliably determined and therefore it has deemed it appropriate to value the shares issued based on the fair market value of the securities underlying the transaction. The Company has further determined that the period end price of its common stock as quoted at www.pinksheets.com can not be used to determine fair market value as the stock had never traded. Furthermore, as the Company has not issued any shares for cash in the past 2 years, it has determined that a reasonable value at this time for the shares being issued is $.001, the par value of the common stock. The Company's policy is to re-assess the per-share value assigned to each periodic recognition of expense/capital under ASC 505-50-30-6 at the end of each quarter. The following table sets out the projected future recognition of expenses/contributed capital over the next 12 months based on the Company's most recent assessment of the fair market value of the stock and as a market for the stock develops, the per-share value will be adjusted to reflect fair market value as it becomes more reliably measurable.

                                                           Topcast      Flexwell
                           Ronald Y.      Frederick C.    Management    Finance
                           Lowenthal        Bauman         Limited      Limited
                           ---------        ------         -------      -------

May 31, 2010                $3,750          $4,167         $4,167       $4,167
August 31, 2010             $3,750          $4,167         $4,167       $4,167
November 30, 2010           $3,750          $4,167         $4,167       $4,167
February 28, 2011           $3,750          $4,167         $4,167       $4,167

Due to the size of all the agreements previously discussed, there is a potentially substantial dilution effect that could affect existing shareholders thereby reducing the value of each shareholder's investment. As the value of the shares issued under each agreement is re-evaluated based on the fair market value of the underlying shares at the end of each quarter there is a potential for the compensation expense to become much larger in subsequent periods than it is now.

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 5. ACQUISITION OF MINES

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

NOTE 6. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Between March 1, 2007 and September 31, 2008 the Company paid a director $100 per month for use of office space and services. These funds accrued as a payable "Due to a Director" but when the director resigned, he was no longer considered an affiliate and the accrued payable was reclassified as an "Account Payable."

In August 2009 the Company signed one management agreement with the sole officer and director of the Company and 3 consulting agreements with various parties. Due to the size of the share issuances under these 3 agreements, each of these parties is deemed to be an affiliate and related party. The agreements are provided in more detail in Note 4 above.

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 7. RELATED PARTY TRANSACTIONS (CONTINUED)

The sole  officer and  director  of the  Company is  involved in other  business activities and may, in the future, become involved in other business opportunities as they become available. Thus he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8. INCOME TAXES

                                                  As of                As of
                                               February 28,         February 28,
                                                   2010                 2009
                                                ---------            ---------
Deferred tax assets:
  Net operating tax carryforwards               $ 190,138            $  47,795
  Estimated tax rate                                   34%                  34%
                                                ---------            ---------
  Gross deferred tax assets                        64,647               16,250
  Valuation allowance                             (64,647)             (16,250)
                                                ---------            ---------

Net deferred tax assets                         $       0            $       0
                                                =========            =========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of  February  28,  2010  and  2009,  the  Company  has a net  operating  loss
carryforwards  of  approximately   $190,138  and  $47,795.  Net  operating  loss
carryforward expires twenty years from the date the loss was incurred.

NOTE 9. LOAN - RELATED PARTY

Angel Vest, LLC has provided an initial amount of US$250,000 in respect of a Loan Facility to North American Gold & Minerals Fund. This facility is unsecured, interest free and is only repayable by North American Gold & Minerals Fund from the proceeds of its first placement of shares of cash in the amount of US$10,000,000; in and during 2010. Should this placement of shares of Common Stock by North American Gold & Minerals Fund take place at a later date, these funds would only become repayable to Angel Vest, LLC at that later date. Angel Vest, LLC is owned by a related party to the Company. As of February 28, 2010 and 2009 the Company owed $144 and $0 to Angel Vest, LLC, respectively.

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 10. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On February 5, 2007 the Company issued a total of 72,000,000 shares of common stock to one director for cash at $0.000167 per share for a total of $12,000.

On June 28, 2007 the Company completed its SB-2 registered offering and issued a total of 60,000,000 shares of common stock to 27 unrelated third parties for cash at $0.001 per share for a total of $60,000.

On January 31, 2008 the Company effected a one (1) old for three (3) new forward stock split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for three post-split shares of common stock. The number of shares referred to in the previous paragraphs is post-split number of shares. The Company also changed its post-split authorized capital to 250,000,000 shares of common stock with a par value of $0.001 per share.

On August 18, 2009 the Company issued a total of 20,000,000 shares of common stock to one director as a signing bonus pursuant to the management agreement detailed in note 4, valued at $.0001 per share for a total of $2,000.

On October 12, 2009, the Company effected a one (1) old for ten (10) new forward stock split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for ten post-split shares of common stock. The number of shares referred to in the previous paragraphs is post-split number of shares. As a result, our authorized capital increased from 250,000,000 shares of common stock to 2,500,000,000 shares of common stock and our outstanding share capital increased from 33,200,000 shares of common stock to 332,000,000 shares of common stock. Immediately upon the acceptance and effect of the Forward Split, we reduced the authorized share capital from 2,500,000,000 shares of common stock to 450,000,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

On November 1, 2009 the Company issued a total of 33,000,000 shares of common stock to 4 parties for the acquisition of the Yaba Silver Mine valued at $.001 per share for a total of $33,000.

On November 2, 2009 the Company issued a total of 40,000,000 shares of common stock to 3 parties for the acquisition of 50% of the North Rawhide Gold Mine valued at $.001 per share for a total of $40,000.

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 10.  STOCK TRANSACTIONS (CONTINUED)

During the year ended February 28, 2010 the Company issued a total of 34,946,235 shares of common stock to management and consultants for salaries and consulting fees pursuant to the agreements detailed in Note 4 totalling $27,870. The individual share issuances are listed in the table below:

                                                            Topcast     Flexwell
                                  Ronald Y.   Frederick C. Management   Finance
                                  Lowenthal     Bauman      Limited     Limited
                                  ---------     ------      -------     -------

Quarter ended May 31, 2009                0          0            0           0
Quarter ended August 31, 2009       564,510    627,240      627,240     627,240
Quarter ended November 30, 2009   3,750,000  4,166,668    4,166,668   4,166,668
February 28, 2010                 3,750,000  4,166,667    4,166,667   4,166,667

As there have been substantial share issuances to management and related parties pursuant to the management and consulting agreements, any dividends that the Company may decide to issue in the future will have been diluted to any non related shareholders.

As of February 28, 2010 the Company had 405,000,000 shares of common stock issued and outstanding, of which 145,053,765 shares are treated as unissued until earned pursuant to ASC 505-50-S99-1. All 405,000,000 shares issued and outstanding carry full voting rights.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after February 28, 2010 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 28, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTOR AND EXECUTIVE OFFICER

The officer and director of North American Gold & Minerals Fund, whose one year terms will expire 3/1/11, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address              Age    Position    Date First Elected   Term Expires
--------------              ---    --------    ------------------   ------------

Ronald Yadin Lowenthal      62     President,      7/22/2009          3/01/2011
848 N Rainbow Blvd #3003           Treasurer,
                                   Secretary,
                                   CFO, CEO &
                                   Sole Director

The Company has no promoters, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Lowenthal currently devotes approximately 20% of his time to company matters. He will devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

Mr. Lowenthal is a specialist in Corporate Finance, in the structuring of IPO's and in fund raising for Mining Exploration Companies. From 1999, Mr. Lowenthal was a founding director of Incentive Holdings Ltd. and Incentive Securities Ltd., a South African based Financial Services Group. From 1982 to 1999, Mr. Lowenthal served as a financial consultant and as the compliance officer to family owned, Lowenthal & Co, a South African based Stock Broking, Corporate Finance and Fund Management company specializing in obtaining mining concessions for exploration, and obtaining and assisting a significant number of Mining and other companies with their obtaining quotations on the Johannesburg Stock Exchange. In 1971, Mr. Lowenthal earned a Masters of Business Administration degree from the Wharton Graduate Division, University of Pennsylvania, USA and in 1969 earned a Bachelor of Arts (Hons) degree in International Relations from the University of Sussex, England.

From 1972 to 1979, Mr. Lowenthal served as an International Merchant Banker with Scandinavian Bank in both London and in Singapore, Amex Bank in both London and in Hong Kong, Rothschild Intercontinental Bank in both London and in Hong Kong and with European and American Bank in New York. From 1979 to 1981, Mr. Lowenthal was involved in Diamond Mining and in Diamond Trading on an International basis.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officers and directors described above.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception.

CONSULTING AGREEMENTS

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

On August 18, 2009, we entered into a consulting agreement with Flexwell Finance Limited. The consulting agreement is for a term of three years. We have retained Flexwell Finance Limited to consult on corporate and structured finance, securities law, fund raising,investor relations and other consulting services. As compensation under the agreement, we have agreed to issue 5,000,000 restricted common shares of our company. Flexwell Finance Limited has agreed that these 5,000,000 restricted shares of our company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18,2012.

On August 18, 2009, we entered into a consulting agreement with Topcast Management Limited. The consulting agreement is for a term of three years. We have retained Topcast Management Limited to consult on corporate and structured finance, securities law, fund raising, investor relations and other consulting services. As compensation under the agreement, we have agreed to issue 5,000,000 restricted common shares of our company. Topcast Management Limited has agreed that these 5,000,000 restricted shares of our company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18,2012.

CONFLICTS OF INTEREST

Although Mr. Lowenthal does work with other mineral exploration companies other than ours. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Lowenthal.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors. As such, Mr. Lowenthal acts in those capacities as our sole director.

AUDIT COMMITTEE FINANCIAL EXPERT

Mr. Lowenthal is our sole director and does not qualify as an "audit committee financial expert." We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe that the services of an audit committee financial expert are not warranted at this time.

ROLE AND RESPONSIBILITIES OF THE BOARD

The Board of Directors oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the REVISED STATUTES OF NEVADA. The Board of Directors holds regular meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

The Board of Directors considers good corporate governance to be important to the effective operations of the Company. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed.
 Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

We presently do not pay our directors or executive officers any salary or consulting fees and do not anticipate paying them any compensation during the next 12 months in their capacities as directors and officers.

There are no family relationships among directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's officers and directors, and any persons owning ten percent or more of the Company's common stock or any class of the Company's preferred stock, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the SEC. Persons filing such beneficial ownership statements are required by SEC regulation to furnish the Company with copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that "late filings" of such statements be disclosed by the Company. Based solely on the Company's review of any copies of such statements received by it, and on written representations from the Company's existing directors and officers that no annual statements of beneficial ownership were required to be filed by such persons, the Company believes that all such statements were timely filed in 2009, except for Forms 3 and 4, which were inadvertently filed late by each of the directors, officers and 10%+ shareholders reported in Item 12 below.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                  Change in
                                                                   Pension
                                                                  Value and
                                                                  Non-Equity      Nonqualified
 Name and                                                         Incentive         Deferred
 Principal                                 Stock       Option        Plan         Compensation     All Other
 Position    Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------    ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Ronald Y.    2010        0        0        $8,431         0            0                0              0            $8,431
Lowenthal,
President,
CEO,
Secretary,
Treasurer
and Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Not applicable

                              DIRECTOR COMPENSATION

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                 Amount of
                                                                 beneficial
Title of Class                Name of beneficial owner           ownership        Percent of class
--------------                ------------------------           ---------        ----------------
Common stock          Ronald Y. Lowenthal                        50,000,000           12.35%

Common stock          All officers and directors as a group
                       that consists of one person               50,000,000           12.35%

Common stock          Abaxis, Inc.                               23,100,000            5.70%

Common stock          Amstart Investment Group Limited           22,000,000            5.43%

Common stock          Frederick C Bauman                         50,000,000           12.35%

Common stock          Flexwell Finance Limited                   50,000,000           12.35%

Common stock          Topcast Management Limited                 50,000,000           12.35%

Common stock          David Wolfin                               72,000,000           17.78%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 5, 2007, a total of 72,000,000 shares of Common Stock were issued to Mr. Wolfin, a director of the company at that time, in exchange for $12,000 US.

On August 18, 2009, a total of 50,000,000 shares of Common Stock were issued to Mr. Lowenthal, a director of the company, pursuant to the terms of his Service Agreement.

All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by a former officer and director of the company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $10,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended February 28, 2010.

For the year ended February 29, 2009, the total fees charged to the company for audit services were $7,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

                                                                      Incorporated by Reference
Exhibit No.                 Exhibit                                       or Filed Herewith
-----------                 -------                                       -----------------
 3.1       Amended and Restated Articles of Incorporation        (Incorporated by reference to Form 8-K
                                                                 filed on June 17, 2010, File No. 333-141426.)

 3.2       Bylaws                                                (Incorporated by reference to the Registration
                                                                 Statement on Form SB-2 filed with the SEC on
                                                                 March 20, 2007, File No. 333-141426)

10.1       Yaba Silver Mine Acquisition Agreement dated          (Incorporated by reference to Form 8-K filed
           November 1, 2009                                      on November 2, 2009, File No. 333-141426)

10.2       Interest In North Rawhide Gold Mine Acquisition
           Agreement dated November 2, 2009                      (Incorporated by reference to Form 8-K
                                                                 filed on November 2, 2009, File No. 333-141426)

10.3       Services Agreement of Ronald Y. Lowenthal dated       (incorporated by reference to Form 8-K filed
           August 18, 2009                                       August 24, 2009, File No. 333-141426)

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

July 16, 2010    North American Gold & Minerals Fund, Registrant


                 By: /s/  Ronald Yadin Lowenthal
                    ------------------------------------------------------------
                     Ronald Yadin Lowenthal, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer
                     & Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 16, 2010    North American Gold & Minerals Fund, Registrant


                 By: /s/  Ronald Yadin Lowenthal
                    ------------------------------------------------------------
                     Ronald Yadin Lowenthal, President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer
                     & Sole Director