Form 10-Q
period 2010-05-31
North American Gold & Minerals Fund
filed 2010-07-20
CIK 1393283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 405,000,000 shares as of July 10, 2010.

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the three month period ended May 31, 2010 immediately follow.

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                            Condensed Balance Sheets
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                          As of                As of
                                                                          May 31,           February 28,
                                                                           2010                2010
                                                                         ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $     480           $      --
                                                                         ---------           ---------
TOTAL CURRENT ASSETS                                                           480                  --
                                                                         ---------           ---------

      TOTAL ASSETS                                                       $     480           $      --
                                                                         =========           =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank Overdraft                                                         $      --           $      10
  Accounts Payable                                                          23,728              15,115
  Loan - Related Party                                                       7,101                 144
                                                                         ---------           ---------
TOTAL CURRENT LIABILITIES                                                   30,829              15,269

      TOTAL LIABILITIES                                                     30,829              15,269
                                                                         ---------           ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 450,000,000
   shares authorized; 405,000,000 and 132,000,000 shares issued and
   outstanding as of May 31, 2010 and February 28, 2010)                   276,196             259,946
  Additional paid-in capital                                               (85,077)            (85,077)
  Deficit accumulated during development stage                            (221,468)           (190,138)
                                                                         ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (30,349)            (15,269)
                                                                         ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $     480           $      --
                                                                         =========           =========


    The Accompanying Notes Are an Integral Part of These Financial Statements

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                   February 5, 2007
                                       Three Months           Three Months            (inception)
                                          ended                  ended                 through
                                          May 31,                May 31,                May 31,
                                           2010                   2009                   2010
                                       ------------           ------------           ------------
REVENUES
  Revenues                             $         --           $         --           $         --
                                       ------------           ------------           ------------
TOTAL REVENUES                                   --                     --                     --

OPERATIONG EXPENSES
  Mineral Exploration Expense                    --                     --                 21,111
  Office and Administration                      80                  1,095                 33,212
  Consulting - Related Party                 12,500                     --                 33,938
  Payroll                                     3,750                     --                 12,181
  Professional Fees                          15,000                  3,500                 48,026
  Impairment of Assets                           --                     --                 73,000
                                       ------------           ------------           ------------
TOTAL OPERATING EXPENSES                    (31,330)                (4,595)              (221,468)
                                       ------------           ------------           ------------

NET INCOME (LOSS)                      $    (31,330)          $     (4,595)          $   (221,468)
                                       ============           ============           ============

BASIC EARNINGS PER SHARE               $      (0.00)          $      (0.00)
                                       ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              265,362,920            132,000,000
                                       ============           ============


    The Accompanying Notes Are an Integral Part of These Financial Statements

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       February 5, 2007
                                                                 Three Months        Three Months         (inception)
                                                                    ended               ended              through
                                                                    May 31,             May 31,             May 31,
                                                                     2010                2009                2010
                                                                   ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (31,330)          $  (4,595)          $(221,468)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Payroll - Stock Issued                                            3,750                  --              12,181
     Consulting - Related Party - Stock Issued                        12,500                  --              33,938
     Expenses Paid by Related Party on Behalf of the Company           6,457                  --               6,601

  Changes in operating assets and liabilities:
     Increase (Decrease) in Bank Overdraft                               (10)                 --                  --
     Increase (Decrease) in Accounts Payable                           8,613              (1,580)             23,728
     Impairment of Assets                                                 --                  --              73,000
                                                                   ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (20)             (6,175)            (72,020)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                  --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan - Related Party                                                   500                  --                 500
  Issuance of common stock                                                --                  --              13,200
  Additional paid-in capital                                              --                  --              58,800
                                                                   ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            500                  --              72,500
                                                                   ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                          480              (6,175)                480

CASH AT BEGINNING OF PERIOD                                               --              27,350                  --
                                                                   ---------           ---------           ---------

CASH AT END OF PERIOD                                              $     480           $  21,175           $     480
                                                                   =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $      --           $      --           $      --
                                                                   =========           =========           =========
  Income Taxes                                                     $      --           $      --           $      --
                                                                   =========           =========           =========

NON CASH ACTIVITY
  Payroll - Stock Issued                                           $   3,750           $      --           $  12,181
                                                                   =========           =========           =========
  Consulting - Related Party - Stock Issued                        $  12,500           $      --           $  33,938
                                                                   =========           =========           =========
  Expenses Paid by Related Party on Behalf of the Company          $   6,457           $      --           $   6,601
                                                                   =========           =========           =========


    The Accompanying Notes Are an Integral Part of These Financial Statements

                      NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                Notes to Unaudited Condensed Financial Statements
                                  May 31, 2010
--------------------------------------------------------------------------------

NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by North American Gold & Minerals Fund (f/k/a Elko Ventures Inc. the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2010 and 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2010 audited financial statements. The results of operations for the periods ended May 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2. GOING CONCERN

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

NOTE 4. CONSULTING AGREEMENTS

On August 18, 2009, the Company entered into a consulting agreement with Mr. Frederick C. Bauman. The consulting agreement is for a term of three years. The

                      NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                Notes to Unaudited Condensed Financial Statements
                                  May 31, 2010
--------------------------------------------------------------------------------

NOTE 4.  CONSULTING AGREEMENTS (CONTINUED)

Company retained Mr. Bauman to consult on corporate and structured finance, corporate law, mining mineral exploration, mineral property acquisitions and divestiture, talent acquisition and other consulting services. As compensation under the agreement, the Company has agreed to issue 50,000,000 post-split restricted common shares. Mr. Bauman has agreed that these 50,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012. For the quarter ended May 31, 2010 and 2009, 4,166,667 and 0 shares were issued pursuant to this agreement for a total value of $4,167 and $0 respectively.

On August 18, 2009, the Company entered into a consulting agreement with Flexwell Finance Limited. The consulting agreement is for a term of three years. The Company retained Flexwell Finance Limited to consult on corporate and structured finance, securities law, fund raising, investor relations and other consulting services. As compensation under the agreement, the Company has agreed to issue 50,000,000 post-split restricted common shares. Flexwell Finance Limited has agreed that these 50,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012. For the quarter ended May 31, 2010 and 2009, 4,166,667 and 0 shares were issued pursuant to this agreement for a total value of $4,167 and $0 respectively.

On August 18, 2009, the Company entered into a consulting agreement with Topcast Management Limited. The consulting agreement is for a term of three years. The Company retained Topcast Management Limited to consult on corporate and structured finance, securities law, fund raising, investor relations and other consulting services. As compensation under the agreement, the Company has agreed to issue 50,000,000 post-split restricted common shares. Topcast Management Limited has agreed that these 50,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012. For the quarter ended May 31, 2010 and 2009, 4,166,667 and 0 shares were issued pursuant to this agreement for a total value of $4,167 and $0 respectively.

On August 18, 2009, the Company entered into a 5 year service agreement with Mr. Ronald Yadin Lowenthal, the Company's President and Chief Executive Officer. As compensation under the agreement, the Company agreed to issue 30,000,000 post-split restricted shares. Mr. Lowenthal has agreed that these 30,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 2 (two) years commencing from the date of the agreement and terminating on August 18, 2011. As a signing bonus, the Company agreed to issue 20,000,000 post-split restricted shares of its common stock to Mr. Lowenthal. Mr. Lowenthal has agreed that these 20,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012. For the quarter ended May 31, 2010 and 2009, 3,750,000 and 0 shares were issued pursuant to this agreement for a total value of $3,750 and $0 respectively.

                      NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                Notes to Unaudited Condensed Financial Statements
                                  May 31, 2010
--------------------------------------------------------------------------------

NOTE 4. CONSULTING AGREEMENTS (CONTINUED)

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

                                                           Topcast      Flexwell
                           Ronald Y.      Frederick C.    Management    Finance
                           Lowenthal        Bauman         Limited      Limited
                           ---------        ------         -------      -------

August 31, 2010             $3,750          $4,167         $4,167       $4,167
November 30, 2010           $3,750          $4,167         $4,167       $4,167
February 28, 2011           $3,750          $4,167         $4,167       $4,167
May 31, 2011                $3,750          $4,167         $4,167       $4,167

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

NOTE 5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after May 31, 2010 through the date the Company issued these financial statements.

                      NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)
                Notes to Unaudited Condensed Financial Statements
                                  May 31, 2010
--------------------------------------------------------------------------------

NOTE 5. SUBSEQUENT EVENTS (CONTINUED)

Effective June 17, 2010, the Company's Articles of Incorporation were amended and restated. The principal change resulting from the amendment and restatement is that the Board of Directors is now authorized to designate one or more series of Preferred Stock in an amount not to exceed One Billion (1,000,000,000) shares, with a par value of $0.0001 per share.

Effective June 28, 2010, a former director of the Company forgave debt owing to him in the amount of $1,800, previously accrued for office rent.

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $221,468 in expenses through May 31, 2010. For the three months ended May 31, 2010 we incurred operating expenses of $31,330. For the same period ended May 31, 2009 we had operating expenses of $4,595.

Our cash in the bank at May 31, 2010 was $480, with total assets being $480. Our outstanding liabilities were $30,829. Cash provided by financing activities and significant operating milestones since inception are as follows:

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

9. Effective September 26, 2009, the name of our company was changed from "Elko Ventures Inc." to "North American Gold & Minerals Fund". The change of name was approved by our directors and a majority of our shareholders.

10. Effective October 12, 2009, we effected a one (1) old for ten (10) new forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 250,000,000 shares of common stock to 2,500,000,000 shares of common stock. All amounts of shares presented on these financial statements are reflected on post-split basis. Immediately upon the acceptance and effect of the Forward Split, we reduced the authorized share capital from 2,500,000,000 shares of common stock to 450,000,000 shares of common stock. The forward stock split becomes effective with the Over-the-Counter Bulletin Board at the opening for trading on October 15, 2009 under the new stock symbol "NMGL". Our new CUSIP number is 65687T 208.

11. On November 1, 2009, we acquired the Yaba Silver Mine pursuant to an agreement (the "Yaba Acquisition Agreement") with Searchlight Exploration, LLC, McIntyre Mines, LLC, GlobalStar Equities Corporation and Teme Valley Holdings Limited, pursuant to which the Company agreed to acquire the unpatented mining claims known as the Yaba Silver Mine, located in Yavapai County, Arizona in exchange for 33,000,000 (Thirty three million) shares of our restricted common stock valued at $0.001 per share, as well as a 5% (Five percent) net smelter returns royalty and a 5% (Five percent) net profit interest for this mine only.

12. On November 2, 2009, we acquired an undivided fifty (50%) percent interest in the North Rawhide Gold Mine pursuant to an agreement (the "North Rawhide Acquisition Agreement") with Searchlight Exploration, LLC, Amstart Investment Group Limited and Bayline Investment Group S.A., pursuant to which the Company agreed to acquire an undivided fifty (50%) interest in the unpatented mining claims known as the North Rawhide Gold Mine, located in Mohave County, Arizona in exchange for 40,000,000 (forty million) shares of our restricted common stock valued at $0.001 per share, as well as a 5% (Five percent) net smelter returns royalty and a 5% (Five percent) net profit interest for this mine only.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2010 was $480. If we experience a shortage of funds for operating expenses we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

None.

ITEM 6. EXHIBITS

                                                                           Incorporated by Reference
Exhibit No.                 Exhibit                                            or Filed Herewith
-----------                 -------                                            -----------------
   3.1         Articles of Incorporation                           Incorporated by reference to the Form 8-K filed
                                                                   on 6/18/2010, File No. 333-141426

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

July 20, 2010             North American Gold & Minerals Fund, Registrant


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

July 20, 2010             North American Gold & Minerals Fund, Registrant


                          By: /s/ Ronald Yadin Lowenthal
                              --------------------------------------------------
                              Ronald Yadin Lowenthal, President, Secretary, Chief Executive Officer, Principal Accounting Officer and Chief Financial Officer & Director