Form 10-Q
period 2010-08-31
North American Gold & Minerals Fund
filed 2010-10-20
CIK 1393283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

                       Commission file number: 333-141426


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

                                 (702) 635-8146
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 405,000,000 shares as of October 15, 2010.

ITEM 1. FINANCIAL STATEMENTS

The un-audited financial statements for the three and the six month period ended August 31, 2010 immediately follow.

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)

                            Condensed Balance Sheets
                                   (Unaudited)

                                                                      As of                As of
                                                                    August 31,          February 28,
                                                                      2010                 2010
                                                                   ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    4,036           $       --

TOTAL CURRENT ASSETS                                                    4,036                   --
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $    4,036           $       --
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                                   $       --           $       10
  Accounts Payable                                                      8,243               15,115
  Loan - Related Party                                                 86,351                  144
                                                                   ----------           ----------
TOTAL CURRENT LIABILITIES                                              94,594               15,269

      TOTAL LIABILITIES                                                94,594               15,269
                                                                   ----------           ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock ($0.001 par value 450,000,000
   Shares authorized; 405,000,000 and
   132,000,000 shares issued and outstanding
   as at August 31, 2010 and February 28, 2010)                       292,446              259,946
  Additional Paid In Capital                                          (85,077)             (85,077)
  Deficit accumulated during development stage                       (297,927)            (190,138)
                                                                   ----------           ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (90,558)             (15,269)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  (90,558)          $  (15,269)
                                                                   ==========           ==========


    The Accompanying Notes are an Integral Part of These Financial Statements

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)

                        Condensed Statement of Operations
                                   (Unaudited)

                                                                                  February 5, 2007
                                           Three Months         Three Months        (Inception)
                                              Ended                Ended              Through
                                            August 31,          August 31,           August 31,
                                               2010                2009                 2010
                                           ------------        ------------         ------------
REVENUES
  Revenues                                 $         --        $         --         $         --
                                           ------------        ------------         ------------
TOTAL REVENUES                                       --                  --                   --

OPERATING EXPENSES
  Mineral Exploration Expense                        --                  --               21,111
  Office and Administration                       2,592              45,259               35,804
  Consulting - Related Party                     12,500                  --               46,438
  Payroll                                         3,750                  --               15,931
  Professional Fees                               2,000               1,500               50,026
  Impairment of Assets                               --                  --               73,000
  BLM Claim Filing Fees                          55,617                  --               55,617
                                           ------------        ------------         ------------
TOTAL OPERATING EXPENSES                         76,459              46,759             (297,927)
                                           ------------        ------------         ------------

NET INCOME (LOSS)                               (76,459)            (46,759)            (297,927)
                                           ============        ============         ============

BASIC EARNINGS PER SHARE                   $      (0.00)       $      (0.00)
                                           ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                         405,000.000          16,243,478
                                           ============        ============


    The Accompanying Notes are an Integral Part of These Financial Statements

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)

                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                                     February 5, 2007
                                                                 Six Months          Six Months         (Inception)
                                                                   Ended               Ended              through
                                                                 August 31,          August 31,          August 31,
                                                                   2010                2009                2010
                                                                 ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                              $(107,789)          $ (51,354)          $(297,927)
  Adjustments  to reconcile  net loss to net cash
   provided by (used in) operating activities:
     Payroll - Stock Issued                                          7,500                  --              19,681
     Consulting - Related Party - Stock Issued                      25,000                  --              58,938
     Expenses Paid by Related Party on Behalf of The Company        27,171                  --              34,793
  Changes in operating assets and liabilities:
     Increase (Decrease) in Bank Overdraft                           4,026              (1,500)              4,036
     Increase (Decrease) in Accounts Payable                        (6,872)             (1,580)            (15,485)
     Impairment of Assets                                               --                  --              73,000
                                                                 ---------           ---------           ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (50,964)            (54,434)           (122,964)

CASH FLOWS FROM INVESTING ACTIVITIES                                    --                  --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan - Related Party                                              55,000                  --              55,000
  Issuance of Common Stock                                              --              20,000              13,200
  Additional Paid In Capital                                            --             380,000              58,800
  Prepaid Expenses - Related Party                                      --             (58,871)                 --
  Prepaid Expenses                                                      --            (296,235)                 --
                                                                 ---------           ---------           ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 55,000              44,894             127,000
                                                                 ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                      4,047              (9,540)              4,036

CASH AT BEGINNING OF PERIOD                                            (10)             27,350                  --
                                                                 ---------           ---------           ---------

CASH AT END OF PERIOD                                            $   4,036           $  17,810           $   4,036
                                                                 =========           =========           =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                       $      --           $      --           $      --
                                                                 =========           =========           =========

INCOME TAXES                                                     $      --           $      --           $      --
                                                                 =========           =========           =========
NON CASH ACTIVITY
  Payroll - Stock Issued                                         $   7,500           $      --           $      --
                                                                 =========           =========           =========

  Consulting - Related Party - Stock Issued                      $  25,000           $      --           $  19,681
                                                                 =========           =========           =========

  Expenses paid by Related Party on Behalf of The Company        $  27,171           $      --           $  34,793
                                                                 =========           =========           =========

   The Accompanying Notes are an Integral Part of These Financial Statements

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)

      Notes to the Condensed Unaudited Financial Statements August 31, 2010


NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by North American Gold & Minerals Fund (f/k/a Elko Ventures Inc. the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2010 and 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2010 audited financial statements. The results of operations for the periods ended August 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

      Notes to the Condensed Unaudited Financial Statements August 31, 2010


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

NOTE 4. CONSULTING AGREEMENTS

On August 18, 2009, the Company entered into a consulting agreement with Mr. Frederick C. Bauman. The consulting agreement is for a term of three years. The Company retained Mr. Bauman to consult on corporate and structured finance, corporate law, mining mineral exploration, mineral property acquisitions and divestiture, talent acquisition and other consulting services. As compensation under the agreement, the Company had agreed to issue 50,000,000 post-split restricted common shares. Mr. Bauman had agreed that these 50,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012. On August 12, 2010 the Company entered into an amendment to the Consulting Agreement, effective as of July 21, 2010 The amendment requires Mr. Bauman to surrender to the transfer agent for cancellation 49,900,000 of the 50,000,000 shares of the Company's restricted stock that were granted to Mr. Bauman under the agreement. While the Company intends to implement the amendment, at August 31, 2010 none of the Bauman shares had yet been sent to the Company's transfer agent for cancellation.

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)

      Notes to the Condensed Unaudited Financial Statements August 31, 2010


On August 18, 2009, the Company entered into a consulting agreement with Flexwell Finance Limited. The consulting agreement is for a term of three years. The Company retained Flexwell Finance Limited to consult on corporate and structured finance, securities law, fund raising, investor relations and other consulting services. As compensation under the agreement, the Company had agreed to issue 50,000,000 post-split restricted common shares. Flexwell Finance Limited had agreed that these 50,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012. On August 12, 2010 the Company entered into an amendment to the Consulting Agreement, effective as of July 21, 2010 The amendment requires Flexwell to surrender to the transfer agent for cancellation 49,900,000 of the 50,000,000 shares of the Company's restricted stock that were granted to Flexwell under the agreement. While the Company intends to implement the amendment, at August 31, 2010 none of the Flexwell shares had yet been sent to the Company's transfer agent for cancellation.

On August 18, 2009, the Company entered into a consulting agreement with Topcast Management Limited. The consulting agreement is for a term of three years. The Company retained Topcast Management Limited to consult on corporate and structured finance, securities law, fund raising, investor relations and other consulting services. As compensation under the agreement, the Company had agreed to issue 50,000,000 post-split restricted common shares. Topcast Management Limited had agreed that these 50,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012. On August 12, 2010 the Company entered into an amendment to the Consulting Agreement, effective as of July 21, 2010 The amendment requires Topcast to surrender to the transfer agent for cancellation 49,900,000 of the 50,000,000 shares of the Company's restricted stock that were granted to Topcast under the agreement. While the Company intends to implement the amendment, at August 31, 2010 none of the Topcast shares had yet been sent to the Company's transfer agent for cancellation.

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)

      Notes to the Condensed Unaudited Financial Statements August 31, 2010


On August 18, 2009, the Company entered into a 5 year service agreement with Mr. Ronald Yadin Lowenthal, the Company's President and Chief Executive Officer. As compensation under the agreement, the Company agreed to issue 30,000,000 post-split restricted shares. Mr. Lowenthal had agreed that these 30,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 2 (two) years commencing from the date of the agreement and terminating on August 18, 2011. As a signing bonus, the Company agreed to issue 20,000,000 post-split restricted shares of its common stock to Mr. Lowenthal. Mr. Lowenthal had agreed that these 20,000,000 restricted shares of the Company's common stock will not be in any manner either assigned, pledged, sold, lent or in any way alienated for a period of 3 (three) years commencing from the date of the agreement and terminating on August 18, 2012. On August 12, 2010 the Company entered into an amendment to the Consulting Agreement, effective as of July 21, 2010 The amendment requires Mr. Lowenthal to surrender to the transfer agent for cancellation 49,750,000 of the 50,000,000 shares of the Company's restricted stock that were granted to Mr. Lowenthal under the agreement. While the Company intends to implement the amendment, at August 31, 2010 none of the Lowenthal shares had yet been sent to the Company's transfer agent for cancellation.

Due to the Company's current lack of cash flows it has determined that a share-based payment arrangement is the most appropriate way to compensate its officer/consultants.

Pursuant to the terms of all four of the above listed agreements, with the exception of the shares issued to Mr. Lowenthal as a signing bonus, the shares issued in exchange for services are defined as "unvested and forfeitable." Pursuant to ASC 505-50-S99-1 the above mentioned shares have been treated as unissued for accounting purposes until the future services are received (that is, the shares are not considered issued until they are earned). Consequently, there will be no recognition at the measurement date and no entry will be recorded. Consequently, the paid in capital and related expense are only recognized as services are performed, by employee or non-employee. The shares are still included in "Issued and Outstanding" amounts, but there is no actual Journal entries until the services are performed. At that point, the appropriate expense is debited and the appropriate capital accounts are credited.

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)

      Notes to the Condensed Unaudited Financial Statements August 31, 2010


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

                                                    Topcast
                       Ronald Y.    Frederick C.   Management    Flexwell
                       Lowenthal      Bauman        Limited      Finance
                       ---------      ------        -------      -------

August 31, 2010         $3,750        $4,167        $4,167       $4,167
November 30, 2010       $3,750        $4,167        $4,167       $4,167
February 28, 2011       $3,750        $4,167        $4,167       $4,167
May 31, 2011            $3,750        $4,167        $4,167       $4,167

There is a potentially dilutive effect that could affect existing shareholders thereby reducing the value of each shareholder's investment. As the value of the shares issued under each agreement is re-evaluated based on the fair market value of the underlying shares at the end of each quarter there is a potential for the compensation expense to become much larger in subsequent periods than it is now.

                       NORTH AMERICAN GOLD & MINERALS FUND
                           (f/k/a ELKO VENTURES INC.)
                         (An Exploration Stage Company)

      Notes to the Condensed Unaudited Financial Statements August 31, 2010


NOTE 5. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after August 31, 2010 through the date the Company issued these financial statements. On September 8, 2010, the Company directed its transfer agent to issue to Western Diversified Mining Resources, Inc. ("Western") 12,096,115 shares of the Company's Series A Preferred Stock and 29,334,212 Shares of the Company's Series B Preferred Stock. These shares were issued in payment of the purchase price for Western's 23.22% shareholding in Bouse Gold Inc. and Western's 46.84% shareholding in South Copperstone Inc., the acquisition of which closed on September 8, 2010.

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $297,927, in expenses through August 31, 2010. For the three months ended August 31, 2010 we incurred operating expenses of $76,459. For the same period ended August 31, 2009 we had operating expenses of $46,759.

Our cash in the bank at August 31, 2010 was $4,036, with total assets being $4,036. Our outstanding liabilities were $94,594. Cash provided by financing activities and significant operating milestones since inception are as follows:

1. On February 5, 2007, a total of 72,000,000 shares of common stock were issued in exchange for $12,000 US, or $.000167 per share. These securities were issued to Mr. David Wolfin, who was then an officer and director of the company.

2. On June 28, 2007, we completed and closed our offering pursuant to a Registration Statement on Form SB-2 selling a total of 60,000,000 shares at $.001 per share to raise $60,000.

3. On January 31, 2008, the company affected a three for one forward stock split of our share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for three post-split shares of common stock. The company also changed its post-split authorized capital to 250,000,000 shares of common stock with a par value of $0.001 per share. All amounts of shares presented on these financial statements are reflected on a post-split basis.

4. On July 22, 2009, Ronald Yadin Lowenthal was appointed director and chief executive officer of our company and Lou Schiliro resigned as the chief executive officer of our company. Following Mr. Schiliro's resignation, our board of directors solely consisted of Mr. Ronald Yadin Lowenthal.

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

8. On September 19, 2009 we expanded our Paymaster Gold and Silver Mine, which is our initial mineral exploration project, by staking two additional lode mining claims. These mining claims covered the historic Paymaster Mine, which includes numerous shafts and adits (tunnels) located along a prominent vein system that is exposed along a northeasterly trend for at least one mile. The surrounding country rock is Cambrian age Harkless Formation, which is a dominantly green siltstone. The Paymaster Mine is located in Paymaster Canyon approximately 20 miles northwest from Goldfield, Nevada. It is accessible from Las Vegas by US Highway 95, a paved all-weather road that runs through Goldfield, and from there by a well-maintained all-weather unpaved road. The Paymaster Mine is part of the Lone Mountain Mining District, in the Weepah
Mining Sub-District. This mining district has been a substantial historic producer of both gold and silver. Weepah was actually the site of the last major "gold rush" in Nevada following the discovery in 1927 by two 19 -year old boys of gold ore that assayed over $75,000 per ton gold. We were encouraged by the results of our initial sampling program, which was comprised of nine (9) grab samples from mine dumps located along the Paymaster vein system. All of the samples had detectable gold and silver. One sample from the dumps of the South Shaft assayed a bonanza grade of 161.8 ounces silver per ton. Another sample from the North Shaft dumps contained high grade gold, assaying 0.164 ounces gold per ton. Three additional samples assayed at over 2 ounces silver per ton and two more samples assayed over .01 ounces gold per ton. We plan to follow up with more detailed geochemical sampling at Paymaster in order to identify potential Drill targets. On July 29, 2010 the Company located an additional seven (7) unpatented lode mining claims at Paymaster, bringing the property to a total of 380 acres including over one mile of the Paymaster vein system.

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

11. On November 1, 2009, we acquired the Yaba Silver Mine pursuant to an agreement (the "Yaba Acquisition Agreement") with Searchlight Exploration, LLC ("Searchlight"), McIntyre Mines, LLC, GlobalStar Equities Corporation and Teme Valley Holdings Limited, pursuant to which the Company agreed to acquire the unpatented mining claims known as the Yaba Silver Mine, located in Yavapai County, Arizona in exchange for 33,000,000 (Thirty three million) shares of our restricted common stock valued at $0.001 per share, as well as a 5% (Five percent) net smelter returns royalty and a 5% (Five percent) net profit interest for this mine only. On July 25, 2010, Searchlight staked an additional 21 unpatented lode mining claims for the Company at Yaba, bringing the property to a total of 440 acres.

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

13. On August 12, 2010 the Company entered into amendments to the Consulting Agreements with Frederick C. Bauman, Flexwell Finance, Inc. ("Flexwell") and Topcast Management Limited ("Topcast"). The amendments, effective as of July 21, 2010 and required each of Mr. Bauman, Flexwell and Topcast to immediately surrender to the transfer agent for cancellation 49,900,000 of the 50,000,000 shares of the Company's restricted stock that were granted to each of them under the consulting agreements. On August 12, 2010 the Company also entered into an amendment to the Employment and Service Agreement with Ronald Y. Lowenthal. The amendment was effective as of July 21, 2010 and requires Mr. Lowenthal to immediately surrender to the transfer agent for cancellation 49,750,000 of the 50,000,000 shares of the Company's restricted stock that were granted to Mr. Lowenthal under the agreement. Finally, on August 11, 2010, Mr. David Wolfin delivered to the Company a Stock Power for all 72,000,000 shares of the Company's common stock owned by Mr. Wolfin. The Company intends to use this stock power to cancel the 72,000,000 Wolfin shares. While the Company intends to implement the above-referenced share cancellations, at August 31, 2010 none of the above-referenced shares had yet been sent to the Company's transfer agent for cancellation.

14. On August 12, 2010 the Company entered into an agreement with Western Diversified Mining Resources, Inc. ("Western") pursuant to which the Company agreed to acquire Western's 23.22% shareholding in Bouse Gold Inc. and Western's 46.84% shareholding in South Copperstone Inc. for 12,096,115 shares of the Company's Series A Preferred Stock and 29,334,212 shares of the Company's Series B Preferred Stock.

The Bouse Gold property includes 360 acres of mining claims (18 lode claims) in the Plomosa Mining District, two miles west of the town of Bouse, in La Paz County, Arizona. The land is administered by the US Bureau of Land Management
(BLM). It is a former Homestake Gold (Barrick) project which includes the historic Little Butte, Flat Fault and Arrastre Mines. There are numerous shafts, pits and dumps on the property. Reportedly, a majority of the Plomosa Mining District's historic gold production came from Bouse Gold's Little Butte Mine. At Bouse, a Mid-Tertiary system of epithermal mineralization was introduced into a stacked sequence of litho tectonic units that are located on the northern side of the Plomosa Detachment Fault. Complex epithermal gold, barite and fluorite mineralization is superimposed on earlier copper-specula rite mineralization.
Gold occurs in laterally extensive breccias and in steeply dipping amethystine-quartz veins. Past drilling by Tenneco, US Borax and Homestake at Bouse found significant gold bearing intervals in both the breccias and high angle structures. Bouse Gold has copies of drill results for 50+ holes. The Company's initial plans include compilation of all existing exploration materials on the property, followed by additional geological work.

The South Copperstone gold property is comprised of 480 acres (24 unpatented lode mining claims) located in the Moon Mountains Mining District, La Paz County, Arizona, about midway between the towns of Parker and Quartzsite. The land is administered by the US Department of Land Management (BLM). The Company's claims are immediately south of the Copperstone Mine, which it adjoins. South Copperstone's rationale in acquiring the property was the potential, which may or may not be realized, for one or more additional Copperstone ore bodies. The known Copperstone deposit (not owned by the Company) had a 500,000 ton open pit resource of .09 ounce per ton gold that was mined by Cyprus Gold in the 1980's. A reported underground gold resource at Copperstone is presently being explored by another mining company. The western edge of the Company's claims has exposed gold - bearing bedrock consisting of banded quartz latite flows intruded by granite. Initial drilling by Callahan Mining at South Copperstone found anomalous gold hosted by quartz and altered quartz latite. This was reportedly consistent with Cyprus Gold drill results from immediately north of the Company's claim block. However, Callahan's drilling was not deep enough to penetrate the mineralized breccia unit that hosts the gold resource at the Copperstone Mine to the north. Initial induced polarization (IP) work by Callahan found anomalous chargeability values to the south of Callahan's claim block in an area that is within South Copperstone's claim block. South
Copperstone intends to follow up with a full induced polarization (IP) geophysical grid in order to locate initial drill targets.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2010 was $4,036. If we experience a shortage of funds for operating expenses we may utilize funds from Angel Vest, LLC, which has agreed to
Advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

None.

ITEM 6. EXHIBITS

                                                       Incorporated by Reference
Exhibit No.              Exhibit                           or Filed Herewith
-----------              -------                           -----------------

  31        Section 302 Certification of Chief               Filed herewith
            Executive Officer and Chief Financial Officer

  32        Section 906 Certification of Chief Executive     Filed herewith
            Officer and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 20, 2010             North American Gold & Minerals Fund, Registrant


                             By: /s/ Ronald Yadin Lowenthal
                                 -----------------------------------------------
                                 Ronald Yadin Lowenthal,
                                 President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer & Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 20, 2010             North American Gold & Minerals Fund, Registrant


                             By: /s/ Ronald Yadin Lowenthal
                                 -----------------------------------------------
                                 Ronald Yadin Lowenthal,
                                 President, Secretary, Chief Executive Officer, Principal Accounting Officer and Chief Financial Officer & Director